Form 10KSB
period 1999-12-31
LAKOTA TECHNOLOGIES INC
filed 2000-04-14
CIK 1097618

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     to

         Commission file number: 000-27821

------------------------------------------------------------------------------
                            LAKOTA TECHNOLOGIES, INC.
------------------------------------------------------------------------------

     4828 LOOP CENTRAL  DRIVE, SUITE 150 HOUSTON, TEXAS            77081
         (Address of principal executive offices)                (Zip Code)

         Issuer's telephone number, including area code: (713) 838-8853

         Securities registered under Section 12(b) of the Exchange Act:

                                      None.

         Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 1999 were $257,316.

         As of March 3, 2000, the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $117,002,678. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of March 3, 2000, the registrant had 63,501,339 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format (check one):  Yes   No  X
                                                                        ---  ---
         Documents incorporated by reference:
                           None.

                                TABLE OF CONTENTS

PART I ............................................................................................... 3
         ITEM 1.  DESCRIPTION OF BUSINESS .............................................................3
         ITEM 2.  DESCRIPTION OF PROPERTY .............................................................9
         ITEM 3.  LEGAL PROCEEDINGS ...................................................................9
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................................9

PART II  9 ............................................................................................9
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ............................9
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ..........................13
         ITEM 7.  FINANCIAL STATEMENTS ...............................................................15
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE. ............................................15

PART III 15 ..........................................................................................15
         ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS ...................................................15
         ITEM 10.  EXECUTIVE COMPENSATION ............................................................16
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT .............................................................17
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ....................................18

SIGNATURES ...........................................................................................21


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-KSB and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-KSB should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

         Important risk factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statement herein include among other things: (1) the ability of the Company to quickly penetrate the market with its current method of technology against larger, well-financed competitors within the marketplace; (2) the ability of the Company to generate revenues is substantially dependent upon continued growth in the use of the Internet and the infrastructure for providing Internet access and carrying Internet traffic; (3) the ability of the Company to attract and retain key officers, knowledgeable sales and marketing personnel and highly trained technical personnel; (4) to the extent that our activities or third-party contractors involve the storage and transmission of proprietary information, such as credit card numbers, or personal data information, the ability of the Company to reduce exposure to a risk of loss or litigation and possible liability; (5) the ability of the Company to minimize expenses and exposures related to oil and gas properties in which other Companies have control over the manner in which operations are conducted on such properties, including compliance with safety and environmental standards; (6) the ability of the Company to obtain additional financing from public and private equity markets to fund operations and future growth; and (7) the ability of the Company to generate revenues to cover operating losses and position the Company to achieve positive cash flow.

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-KSB is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

THE COMPANY OVERVIEW

         The Company, through the operations of it's wholly owned subsidiaries, has diversified into two very distinct business sectors. The primary business is involved in the technology sectors of Internet access and voice and data product sales and services. The secondary business, which the Company has been involved in since 1995, is oil and gas exploration and operations.

         In May and June 1999, the Company acquired two entities that provided the entrance into the technology sector. The Company's subsidiary, 2-Infinity.com, Inc., is a provider of digital bundled services to the commercial and residential market. Current services include digital subscriber line (DSL), Internet protocol (IP), virtual private networking (VPN) and real private networking (RPN). Digital cable and RPN are projected for release in the 3rd quarter of 2000. A predecessor business that has been merged into 2-Infinity.com., AirNexus, Inc., is a retail provider of commercial voice and data products and services with an emphasis on LAN based telephony solutions.

         2-Infinity.com, as a result of this merger, now possesses a direct sales force to market digital bundled services to commercial building tenants. 2-Infinity and AirNexus merged on January 27, 2000 and formed the "2-I Voice Solutions" division to continue the business formerly conducted by AirNexus.

         The Company's subsidiary, Lakota Oil and Gas, Inc., has historically invested in oil and gas exploration projects with joint partners.

HISTORICAL BUSINESS AND EVOLUTION OF THE BUSINESS STRATEGY

         On November 14, 1995, the Company formed Lakota Energy, Inc. ("Lakota Energy") in the State of Colorado for the purpose of engaging in oil and gas exploration and operations. On November 6, 1996, Lakota Energy was merged with and into Chancellor Trading Group, Inc., a Colorado corporation. As part of the merger agreement, Chancellor issued 9,187,500 shares to the shareholders of Lakota Energy in exchange for 4,593,750 shares of Lakota Energy common stock and an additional 118,000 shares were issued to third parties who assisted in closing the transaction. Chancellor was a publicly traded corporation and had no significant operations prior to the merger with the Company. Immediately following the merger, the shareholders of Chancellor approved the name change to Lakota Energy, Inc.

         Historically, the strategic plan of the Company was to participate in oil and gas exploration projects that have been developed by other successful, well-financed companies. The Company narrowed its interest to projects in certain confined geological areas, primarily in Texas and Louisiana, since they were able to work with consultants that were familiar with the nuances of these geological provinces. However, as a result of continued losses from these ventures, the Company decided to diversify into other markets, primarily technology and the Internet.

         On August 4, 1999, the Company changed its name to Lakota Technologies, Inc. to further promote its new diversified strategies.

         On May 28, 1999, the Company acquired all of the outstanding stock of 2-Infinity.com, Inc. ("2-Infinity"), a Texas corporation. As consideration for the acquisition, the Company issued 3,000,000 shares of its common stock to Majed Jalali, the sole shareholder of 2-Infinity. The acquisition of 2-Infinity triggered the beginning of the Company's desire to diversify into the technology and Internet markets. 2-Infinity offers digital bundled services, focusing on the Texas market during the next 12 months, and with plans to expand into six additional markets in the near future.

         On June 8, 1999, the Company acquired Voice Design, Inc., a Texas corporation which later changed its name to AirNexus, Inc. ("AirNexus"). As consideration for the acquisition, the Company issued 3,000,000 shares of its common stock and $60,000 cash to the owners of AirNexus. This acquisition of a Houston-based provider of business telephone and voice mail systems furthered the business strategy to diversify into technology and Internet markets. The Company also resells equipment manufactured by third parties, such as 3Com, Panasonic and Estech Systems, Inc. through its 2-I Voice Solutions division. Currently, 2-I Voice Solutions has approximately 130 customers.

         On June 9, 1999, the Company organized a wholly owned Texas corporation named Lakota Oil and Gas, Inc. ("Lakota Oil"). Subsequently, on June 14, 1999, the Company transferred its interest in two oil exploration projects, which constituted all of the Company's oil and gas related assets at the time, to Lakota Oil. The purpose of forming Lakota Oil was to organize the oil and gas related business into one operating subsidiary, separate and distinct from the other operating subsidiaries, in order to more accurately reflect the diversified operations. The Company is currently reviewing all existing interests in oil and gas related projects and determining its strategy and related prospects for the year 2000.

         On January 18, 2000, the Company entered into an agreement with the majority shareholders of AGM, Inc., a Nevada corporation ("AGM"), pursuant to which the Company issued 2,200,000 shares of common stock to acquire 100% of AGM. The Company acquired AGM in order to become a reporting company with the SEC. As part of the acquisition, the Company elected to have successor issuer status under Rule 12g-3 of the Securities Exchange Act of 1934, to be a SEC reporting entity.

         On January 27, 2000, AirNexus and 2-Infinity merged, with 2-Infinity being the surviving corporation. Although the merger is expected to result in a reduced amount of overhead expenses, it is not expected to have a material effect on operations. The voice and data products and services originally sold by AirNexus now constitute the 2-I Voice Solutions division.

INDUSTRY OVERVIEW.

         The DSL industry is still in its infancy. Industry analysts estimate that there are less than 1 million DSL subscribers nationwide. Projections estimate an approximate 180 percent growth rate by the end of year 2000. Therecent Telecommunications Act of 1996 and the demand for a cost-effective solution for high-speed dedicated access have spawned a new bread of Competitive Local Exchange Carriers (CLECs). These new facility-based providers known as data CLECs are leveraging DSL to obtain market share and increase margins. Companies such as Covad, Rhythms and Northpoint have deployed DSL networks in more than 25 major US cities. As a result, traditional local Internet service providers have forged agreements to resell DSL services in an attempt to increase margins and curtail the high rate of churn amongst existing dial-up customers.

         We anticipate the market for new DSL technologies will increase. The Company believes the amount of data business and residential customers pass across the Internet will be a major growth factor. Another is the recent surge in telecommuters who demand broadband access to support desktop voice, data and video applications. An effect of the 1996 Telecommunications Act has been an increase of companies ready to deliver services to this market. Incumbent local exchange carriers (ILECs), interexchange carriers (IXCs), Internet service providers (ISPs), CLECs, and satellite and cable companies have restructured to meet the demand. The need for affordable broadband transmission rates, and a competitive telecom service environment all contribute to making DSL attractive. DSL will dramatically increase the speed of copper wire-based transmission systems without a major overhaul to the existing telephone infrastructure. New DSL services are in the process of development that will require lower capital requirements and generate a higher return on investment.

         The recent trend of converging voice and data is reshaping the telecom industry. National and local telephone equipment resellers have seen the demand for integrated systems continue to grow. Traditional voice solution providers have been slow to incorporate the newer technology into their product lines. Data value added resellers (VARs) and network integrators have historically remained isolated from voice services. With the introduction of Voice over IP and Computer Telephony, network integrators have been drawn into the demand to provide integrated applications. Today's voice solution providers are required to be versed in network topology and telephone application programming interface
(TAPI).

         Tomorrow's business phone systems will integrate with PCs and networks and provide the highest level of integration between voice and data. Manufacturers such as 3COM, Cisco, Nortel and AT&T have already unveiled their versions of integrated solutions. Today's businesses have the ability to route voice traffic across multiple broadband technologies. The corporate intranet must be robust enough to support the bandwidth requirements of integrated business phone systems.

         The demand for LAN based business phone systems will continue to generate phenomenal growth in the telecom industry. Resellers are now able to offer organizations with multiple locations a true voice and data intranet for a minimum monthly expense. As the cost of expensive leased network lines continues to drop, small businesses are able to take advantage of technology and compete at higher levels.

THE MARKET

High Speed Internet Access

         2-Infinity has entered into a Channel Partners Agreement with Tut Systems, Inc., which gives us the non-exclusive right to sell Tut System's products. Under the terms of that agreement, 2-Infinity has the right to purchase Tut's products at prices according to regularly published price lists from Tut Systems and re-sell them to their customers. There are no limits on the re-sale prices 2-Infinity can charge on the products. The agreement is automatically renewed for successive one year terms, but can be terminated by either party on 90 days notice or by Tut Systems if 2-Infinity fails to purchase a minimum of $1,000,000 in products per year.

         Tut's is in the business of delivering plug-and-play network solutions across standard telephone lines. Tut's products deliver high-speed data over normal telephone wires using their FastCopper -TM- technology. Tut's products are easy to install and use, providing customers with a dedicated connection 24 hours a day, while still allowing full use of the telephone line for voice use. More importantly, Tut's products require no additional wiring or modifications to the telephone lines. Through the Channel Partners Agreement, 2-Infinity can offer its clients Tut's-enhanced Internet access at what we believe to be a very reasonable price.

         2-Infinity will market the Tut's products through existing contacts and personal introductions, and is seeking to enter into agreements with the owners and managers of multi-dwelling units, such as commercial properties, apartment complexes, hotels, high rise apartment buildings, and residential developers to become the Internet service provider for the entire developments.

         2-Infinity offers its digital bundled services in two different packages. The first option allows the subscriber to rent equipment monthly on a low cost-per-unit basis. The second option allows the subscriber to purchase the equipment. In addition to the basic high speed Internet access, subscribers can purchase services including:

         --       Local dial tone
         --       Voice over IP
         --       Creation of web sites

Voice and Data Products and Services

         2-I Voice Solutions continues to market the 3COM NBX 100 LAN based business phone system. INTERNET TELEPHONY magazine deemed the NBX 100 communications system one of the "Products of the Year." In November 11, 1999, PC MAGAZINE awarded the NBX 100 communications system with the "1999 Technical Excellence Award." Because the NBX 100 uses standard network cabling to support voice traffic, it affords businesses the ability to consolidate voice, video and data on one single cable. We believe computers, telephone networks and the Internet to be integrated in a more functional manner.

         Under the terms of an agreement between 3COM and the Company, the Company has the non-exclusive rights to license and distribute specific 3COM products in Houston, Texas and surrounding areas. 3COM may terminate the agreement under certain circumstances, including after our breach of the agreement or our failure to purchase a minimum of $200,000 of product per year.

         The target market for 2-I Voice Solutions are businesses between 20-100 employees. This sector of the market typically does not have a systems manager or network administrator on staff and requires outsourcing of the expertise to maintain these services. A high percentage of these companies have a network in place and are receptive to new advancements and technology. We intend to provide this sector with a convenient and easily acceptable avenue to outsource voice, data and Internet services by utilizing our product line and by continually seeking business solutions the customer desires.

         We obtain leads for potential customers in the following ways:

         --       Manufacturers provide leads from their customers;
         --       Internal sales force;
         --       Outside telemarketers are utilized;
         --       Referrals from existing customers;
         --       Marketing lists are purchased;
         --       Yellow Pages advertising; and
         --       Print advertising.

         All leads are given to individual account managers to follow-up with each customer. Once a customer has agreed to purchase the equipment and services, 2-I Voice Solutions does the installation and provides all the follow-up customer support.

         2-I Voice Solutions has designed the following strategy intended to make the Company a leader in the telephone marketplace:

         -- Market product lines which give clients the latest features at a discount over competing systems.

         --       Focus on LAN based business phone systems
         --       Build an interactive demonstration room that provides
                  potential clients a hands-on approach to the products and services.

Oil and Gas Exploration Projects and Operations

         The Company is currently reviewing all existing interests in oil and gas related projects and determining its strategy and related prospects for the year 2000.

         The Company invested in the South Halter Island Prospect, located in St. Mary and Tennebonne Parishes, Louisiana, in which the Company is under contract with Panaco, Inc., York Resources, Inc., Janivo Realty, Inc., and Carson Energy, Inc., which entitles the Company to a 7.5% working interest and a 75% net revenue interest in a specific oil well. The Company's initial investment into the project was $24,000, plus an additional $163,748, which represented the Company's share of the operating expenses. On July 27, 1999, this well was plugged and abandoned. The Company accrued an additional $17,772 at December 31, 1999 for it's portion of the costs to complete the plug and abandonment of the well.

         The Company invested in the Union Central Life Insurance Co. Well No. 1, located in Colorado County, Texas, in which the Company contracted with Everest Minerals Corporation and Cummins & Walker Oil Company, Inc. The Company owns a 20% working interest and a 75% net revenue interest in this oil well. The Company's initial investment into the project was $57,225, plus an additional $36,649, which represented the Company's share of the operating expenses. Development of this well is currently ongoing.

         The Company invested in the VUA: Bernard #1 Well, located in Lafayette Parish, Louisiana, and owns a 100% working interest and a 73.74% net revenue interest in this oil well. The Company's initial investment in this project was, $35,000, plus an additional $55,112, which represented the operating and work-over expenses. The Company received $8,765 for its portion of the revenue from production in 1999. Production on the well has ceased and the Company plans to plug and abandon the well in 2000.

COMPETITION.

         The markets in which we operate are highly competitive and we believe that competition is increasing. We may not be able to compete in those markets effectively, especially against established industry leaders competitors with greater marketplace presence and financial resources. The competitive environments for our different sectors are as follows:

Internet Access and Voice and Data Product Sector

         Presently, there are no direct competitors in the Houston, Texas market to our approach to digital bundled services. However, there are many competitors offering DSL services in the Houston, Texas market and elsewhere. For instance, two of our competitors outside the Houston, Texas market would include CAIS Internet, Inc. and LMKI, Inc. Additionally, we compete with many other companies offering alternative forms of Internet access, such as coaxial cable, wireless facilities and fiber optic cable. Lastly, we also compete with smaller, regional Internet service providers and cable companies that operate in the same geographical areas that we serve. The lack of substantial barriers to entry into the Internet services market will likely result in additional competition. There can be no assurance that the public will accept, on a widespread basis, our products and services over the available alternatives. Likewise, it is not certain that we will be able to compete in our current marketplace against some of our competitors who are larger, well-financed, and currently hold stronger market positions.

Oil and Gas Exploration Sector

         All phases of the oil and gas industry are highly competitive. Our competitors include major oil and gas companies, as well as numerous other independent oil and gas concerns and individual producers and operators. Many of these competitors have financial and other resources that are substantially greater than those available to us. Oil and gas producers also compete with other industries that supply energy and fuel.

GOVERNMENT REGULATIONS.

Internet Access and Voice and Data Product Sector

         As an Internet service provider, we are not currently subject to direct regulation by the Federal Communications Commission ("FCC"). Nevertheless, Internet-related regulatory policies are continuing to develop and vigorous public debates regarding the costs and benefits of regulating the Internet have emerged in federal, state and local legislative, executive and regulatory agency forums. It is possible that we could be exposed to regulation in the future. For example, the FCC has stated its intention to consider whether to regulate voice and fax telephony services provided over the Internet as "telecommunications" even though Internet access itself would not be regulated; and the FCC recently initiated a Notice of Inquiry to examine this issue. The FCC is also considering whether such Internet-based telephone service should be subject to universal service support obligations, or pay carrier access charges on the same basis as traditional telecommunications companies.

         A decision by Congress or the FCC to regulate Internet telephony or Internet access services may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, any of which could cause our revenues to decrease.

         We also face government regulation regarding the content and communications provided by third parties and carried over, or hosted on, our facilities. For instance, we are obligated to comply with the requirements of the Digital Millennium Copyright Act concerning responses to claims of copyright infringement. We also are required to comply with state and federal privacy requirements, including the Electronic Communications Privacy Act ("ECPA") and the Children's Online Privacy Protection Act ("COPPA"). The ECPA imposes limitations on the interception, disclosure and use of communications transmitted over and stored on our facilities. COPPA, and the Federal Trade Commission rules implementing that statute, requires us to safeguard personal information that we know to be transmitted to our web site by children under 13.

         We also are subject to federal and state laws that regulate the advertising and sale of certain products and services over the Internet. In addition to existing statutes of this kind, such as state statutes that prohibit advertisement of gambling, a number of bills are pending in the Congress and state legislatures that would prohibit or regulate particular marketing practices (such as the transmission of unsolicited commercial email) or the advertisement or sale of certain goods and services.

Oil and Gas Exploration Sector

         The oil and gas industry is extensively regulated by federal, state and local authorities. Legislation affecting the oil and gas industry is under constant review for amendment or expansion. Numerous departments and agencies, both federal and state, have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for the failure to comply. Because these laws and regulations are frequently amended, reinterpreted or expanded, we are unable to predict the future cost or impact of complying with such laws and regulations.

         The production of oil and gas in Texas is regulated by The Texas Railroad Commission, and in Louisiana, by The Louisiana Department of Natural Resources. Both agencies have enacted various levels of regulations governing various actions in the oil and gas industry, such as requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells, regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilling and the plugging and abandonment of wells.

         Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells which may be drilled and unitization or pooling of oil and gas properties. In addition, conservation laws establish maximum rates of production requirements regarding the ratability of production.

         Our oil and gas operations are subject to extensive federal, state and local laws and regulations dealing with environmental protection, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," and similar state statutes. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, or criminal penalties.

         Our onshore operations are subject to numerous laws and regulations controlling the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations, among other things, may: impose absolute liability on the lessee under a lease for the cost of clean-up of pollution resulting from a lessee's operations; subject the lessee to liability for pollution damages; require suspension or cessation of operations in affected areas; and impose restrictions on the injection of liquids into subsurface aquifers that may contaminate groundwater. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the remediation and clean-up costs and for damages to natural resources.

         Our oil and gas operations are also subject to the Clean Water Act and the Clean Air Act, as amended, and comparable state statutes. Our operations may generate or transport both hazardous and nonhazardous solid wastes that are subject to the requirements of the Resource Conservation and Recovery Act ("RCRA") and comparable state laws and regulations. In addition, we currently own or lease, and have in the past owned or leased, properties that have been used for oil and gas operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. Many of these properties have been operated by third parties whose operations were not under our control. These properties and the wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws, and we could be required to remove or remediate previously disposed wastes or property contamination or perform remedial plugging operations to prevent future contamination.

EMPLOYEES.

         As of April 12, 2000, the Company had 28 full-time employees. None of our employees is covered by any collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's principal executive offices are located at 4828 Loop Central Drive, Suite 150, Houston, Texas 77081, which is occupied under a lease ending October 31, 2007 for $8,722.13 per month. At the end of such term, we believe that we can lease the same or comparable offices at approximately the same monthly rate.

         AirNexus maintains executive offices located at 333 N. Sam Houston Parkway East, Suite 870, Houston, Texas 77060, which they occupy under a lease ending October 1, 2004 for $5,492.00 per month. The Company is currently involved in negotiations to sublease this space.

         Lakota Oil maintains executive offices located at 3303 FM 1960 West Suite F, Houston, Texas 77068, which they occupy under a lease ending July 31, 2000 for $495.00 per month. At the end of such term the lease will be terminated and all operations will move to the executive offices.

ITEM 3. LEGAL PROCEEDINGS.

         The Company filed a complaint in December 1999 in the 80th District Court of Harris County, Texas against Tiger Petroleum, Inc. and Mr. Kenny Vincent. This claim is based on a breach of a settlement agreement entered into by the Company and the defendants on March 25, 1999. The Company is seeking the return of 300,000 shares of common stock, plus attorneys' fees and court costs. Discovery has been commenced and it is anticipated that if this case is not resolved in mediation, it will be docketed for trial in the last quarter of 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.
                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In January 1999 and April 1999, the Company sold an aggregate of 1,040,000 units in a private placement under Rule 506 of Regulation D and
Section 4(2) of the Securities Act of 1933 to the following accredited investors:

                                                                                   A Warrant          B Warrant
Person                                   Shares              Share Price        Exercise Price     Exercise Price
------                                   ------              -----------        --------------     --------------
Michael A. Hancock                      125,000                 $.10                  .10                .15
Steven Morrison                         125,000                 $.10                  .10                .15
Dipak Bhatt                             750,000                 $.10                  .15                .20
Michael McGrey                           40,000                 $.09                  .12                .15


         Each Unit consisted of one share of restricted common stock, one "A" warrant to acquire one share of common stock within twelve (12) months from the date of purchase, and one "B" warrant to acquire one share of common stock within twenty four (24) months of the date of purchase.

         In February 1999, the Company issued an aggregate of 1,000,000 shares of restricted common stock under Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933 to Cactus Petroleum, Inc., an entity controlled by John B. Hayes, a former Director of the Company. These shares were issued as consideration for the services provided pursuant to an agreement with Optima Investments, Inc. in connection with the private placement of securities under Rule 504 of Regulation D. Mr. Hayes assisted in the identification, negotiation, and closing of the transaction with Optima. Mr. Hayes was also issued 300,000 shares of restricted common stock in July 1999 as consideration under a verbal employment agreement with the Company.

         In March 1999, the Company issued an aggregate of 18,520 shares of common stock under Rule 504 of Regulation D to MRC Legal Services Corporation (16,668 shares) and Brian Lebrecht, Esq. (1,852 shares), accredited investors acting as securities counsel to the Company, in exchange for legal services rendered. In July 1999, an aggregate of 75,000 shares of restricted common stock was issued to MRC Legal Services Corporation under Section 4(2) of the Securities Act of 1933 for legal services rendered. In September 1999, an aggregate of 400,000 shares of restricted common stock was issued to MRC Legal Services Corporation (300,000 shares) and Brian Lebrecht, Esq. (100,000 Shares) under Section 4(2) of the Securities Act of 1933 for legal services rendered.

         In March 1999, the Company sold $10,000 aggregate principal amount of convertible debentures to Southwest Securities, an accredited entity under Rule 504 of Regulation D. The debenture was convertible into shares of common stock of the Company at the discretion of the holder thereof. The entire debenture was converted into an aggregate of 100,000 shares of common stock.

         In March and April 1999, the Company issued an aggregate of 160,000 shares of common stock under Rule 504 of Regulation D to PMR & Associates, an accredited entity providing public relations services to the Company, in exchange for services rendered.

         In March 1999, the Company sold aggregate principal amount of $550,000 aggregate principal amount of convertible debentures to the following three individuals located outside the United States under Rule 504 of Regulation D:


Person                                                  Shares                        Conversion Price Range
------                                                  ------                        ----------------------
Y. L. Hirsch                                          3,062,609                            $.05 - $.10

Amram Rothman                                         2,739,842                            $.05 - $.10

Joshua Heimlich                                       1,883,130                            $.05 - $.10


         The debentures were convertible into shares of common stock of the Company at the discretion of the holder thereof. All of the debentures have been converted into an aggregate of 7,685,581 shares of common stock.

         In April 1999, the Company issued 1,676,429 and 1,229,643 shares of common stock to Robert Kent Honeyman and Howard Wilson, respectively, in exchange for deferred compensation due to them under verbal employment agreements with the Company. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

         In June 1999, the Company issued an aggregate of 3,000,000 shares at $.38 per share of restricted common stock to Majed Jalali, the sole shareholder of 2-Infinity.com, Inc., pursuant to the acquisition agreement between the Company and Jalali. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

         In June through November 1999, the Company issued an aggregate of 365,000 of restricted shares as follows:


Person                                                  Shares                             Share price
------                                                 -------                             -----------
Jaime Benrey                                           160,000                                 $.12
Abraham Halpern                                         30,000                                 $.30
Donald Murray                                          100,000                                 $.30
William Kohler                                          20,000                                 $.30
Douglas Chadwick                                        10,000                                 $.10
Chrespin Noches                                          5,000                                 $.30
Michael McGrey                                          40,000                                 $.12

         The shareholders exercised warrants acquired in the previous unit offering. As a result of the exercise, the Company received $79,700. The issuance was exempt under Rule 506 and Section 4(2) of the Securities Act of 1933.

         In June 1999, the Company issued an aggregate of 3,000,000 shares at $.32 per share of restricted common stock to Patrick Cody Morgan, Charles H. Downey, Jr. and Candus Morgan in connection with the acquisition of Voice Design, Inc. The issuance was exempt under Section 4(2) of the Securities Act of 1933.

         In July 1999, the Company sold $74,000 aggregate principal amount of convertible debentures to HLKT Holdings, LLC, a Colorado limited liability company, under Rule 504 of Regulation D. The debentures were ultimately converted into an aggregate of 793,966 shares of common stock of the Company.

         In July 1999, the Company issued 300,000 shares of common stock to John
B. Hayes in exchange for deferred compensation owed to him under a verbal employment arrangement with the Company.

         In July 1999, the Company issued an aggregate of 495,385 shares of restricted common stock to Brent Cavazos, an accredited investor and litigation counsel to the Company, in exchange for legal services rendered. The issuance was exempt under Rule 506 and Section 4(2) of the Securities Act of 1933.

         In August 1999, the Company sold $23,500 aggregate principal amount of convertible debentures to HLKT Holdings, LLC an accredited Colorado limited liability company, under Rule 504 of Regulation D. The debentures were ultimately converted into an aggregate of 391,250 shares of common stock of the Company.

         In August 1999, the Company issued $750,000 aggregate principal amount of 8% convertible debentures exercisable at 75% of the fair market value of the Company's common stock on the date of conversion. In addition, the Company issued 5,000,000 warrants at an exercise price of 50% of the fair market value of the Company's stock on the date of exercise. In addition, $250,000 of the $750,000 of proceeds was held in escrow until all covenants under the subscription agreements were met, including an effective registration statement for the resale of the shares, which the Company did not fulfill. Effective January 18, 2000, the Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock to the investors listed below and $324,750 of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock on the date of conversion. The debentures were subsequently converted into 3,392,857 shares of common stock and issued to the investors listed below. Total proceeds to the Company was $500,000 relating to the transaction.



Investor                                                Shares                           Price per Share
--------                                                ------                           ---------------
HLKT Holdings, LLC                                      500,000                                .17

HLKT Holdings, LLC                                    1,328,571                                .081

DVH Holdings, LLC                                      500,000                                 .17

DVH Holdings, LLC                                     1,033,334                                .105

M&B Trading                                            500,000                                 .17

M&B Trading                                           1,030,952                                .105

         In September 1999, the Company issued 1,500,000 shares at $.14 per share of restricted common stock to Mathew Hensley, an accredited investor, for $210,000. Mr. Hensley also received warrants to acquire 500,000 shares of common stock at $0.28 per share, exercisable until September 28, 2001. The issuance was pursuant to an exemption under Rule 506 of Regulation D.

         Currently, our common stock is traded on the OTC Bulletin Board. As such, the market price of our common stock may be subject to significant fluctuations in response to numerous factors, including: variations in our annual or quarterly financial results or those of our competitors; changes by financial research analysts in their estimates of our earnings or our failure to meet such estimates; conditions in the economy in general or in the software and other technology industries; announcements of key developments by competitors; loss of key personnel; unfavorable publicity affecting our industry or us; adverse legal events affecting us; and sales of our common stock by existing shareholders.

         From time to time, the stock market experiences significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our performance. Recently, such volatility has particularly impacted the stock prices of publicly-traded technology companies. In the past, securities class action litigation has been instigated against companies following periods of volatility in the market price of the companies' securities. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

         The following table presents the high and low sales price of our common stock for the listed quarters:


                                                                            SALES PRICE
                                                                            -----------
YEAR             QUARTER                                  HIGH                                      LOW
----             -------                                  ----                                      ---
1999             First Quarter                            0.27                                     0.07
                 Second Quarter                           0.62                                     0.06
                 Third Quarter                            0.37                                     0.14
                 Fourth Quarter

1998             First Quarter                            1.22                                     0.31
                 Second Quarter                           0.44                                     0.06
                 Third Quarter                            0.38                                     0.04
                 Fourth Quarter                           0.38                                     0.02


              The number of beneficial holders of record of the common stock of the Company as of the close of business on March 3, 2000 was approximately
    195. The Company has never paid dividends on its common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets, primarily technology and the Internet. The Company's acquisition of 2-Infinity and AirNexus provided the ability to enter into the technology and Internet markets. However, the Company has not operated profitably to date and there are no assurances that there will be future profitable operations.

         In January 2000, new board members and senior management were appointed in connection with running operations and raising additional capital through a private placement. The new management adopted new strategies for the Company and developed a plan of action as follows:

         -- The Company is pursuing additional strategic alliances to expand the development and marketing of its core technological products and services surrounding high-speed Internet access.

         -- The Company is obtaining customers and a monthly revenue stream by waiving activation fees and hardware costs in return for long-term contracts.

         -- The Company is implementing an aggressive marketing and sales program targeting commercial customers with DSL high-speed Internet access and with the ability to additionally deliver other related products and services.

         -- The Company is raising additional equity through private placements to cover costs associated with its initial marketing plan and the necessary infrastructure to effect its business plan.

         Management believes the successful completion of its plans, will produce increased revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans or that the Company will be able to raise additional funds.

Results of Operations

         Revenues for the year ended December 31, 1999 increased $257,316 from no revenues reported for the year ended December 31, 1998. This increase was primarily due to the acquisition of AirNexus and the sales of commercial voice and data products and services.

         Cost of Sales for the year ended December 31, 1999 increased $159,209 from no such costs reported for the year ended December 31, 1998. This increase was due to the acquisition of AirNexus and the cost of the commercial voice and data products.

         Amortization expense for the year ended December 31, 1999 increased $2,172,528 from no amortization expense reported for the year ended December 31, 1998. This increase is due to the write-off of goodwill associated with 2-Infinity and the AirNexus acquisitions, which was determined to be impaired because of the circumstances that exist indicating the carrying amount of those assets may not be recoverable. The total goodwill was amortized because of the impairment.

         Oil and gas properties expenditures for the year ended December 31, 1999 increased to $341,444 from no such expenditures reported for the year ended December 31, 1998. This increase was primarily due to the increase in activity in 1999 in investments with joint partners in oil and gas exploration projects, primarily in the following three projects:

         -- The South Halter Island Prospect, located in St. Mary and Terrebonne Parishes, Louisiana, in which the well was non-producing and was plugged and abandoned in July 1999. Total costs expensed relating to this well in 1999 were $205,520.

         -- The Union Central Life Insurance Co. Well No. 1, located in Colorado County, Texas, in which the development of this well is currently ongoing and production commenced at the end of December 1999. Total costs expensed relating to this well in 1999 were $36,649.

         -- The VUA: Bernard #1, located in Lafayette Parish, Louisiana, in which the well produced $8,765 in 1999 and subsequent to year-end it was determined that future costs to continue production will exceed any potential revenue. As such, the well will be plugged and abandoned in 2000. Total costs expensed relating to this well in 1999 were $90,112.

         General and administrative expenses for the year ended December 31, 1999, increased $9,383,149 or 2,672% to $9,734,288 from $351,139 in the year ended December 31, 1998. The increase is primarily due to $7,934,529 of additional compensation as a result of salary increases and stock awards issued to current and former officers and employees for services performed in 1999, $688,653 for the additional amount of general and administrative expense as a result of acquiring 2-Infinity and AirNexus, and $547,959 of additional legal, consulting and professional fees to complete the convertible debt and equity financings and oil and gas related transactions in 1999.

         Interest Expense for the year ended December 31, 1999, increased $431,551 or 7,859% to $437,042 from $5,491 in the year ended December 31, 1998.
The increase is primarily due to the additional interest of $404,500 recorded as a result of the settlement with the holders of $750,000 aggregate principal amount of 8% convertible debentures completed in January, 2000. The Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock and $324,750 aggregate principal amount of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock on the date of exercise. The debentures were subsequently converted into 3,392,857 shares. Total proceeds to the Company, net of the original $40,000 fee, was $460,000 relating to the transaction. The Company recorded the transaction as if the settlement occurred prior to year-end.

         Net loss for the year ended December 31, 1999 increased by $12,231,681 to $12,588,149 from $356,468 for the comparable period in the prior year. The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset its investment and operating expenses.

Liquidity and Capital Resources

         The Company raised $1,147,500 from the sale of convertible debentures during the year ended December 31, 1999. In addition the company raised $323,400 in private placements of common stock to accredited investors and $179,700 from the exercise of common stock warrants.

         In the fiscal year ended December 31, 1998, the Company raised $344,378 in private placements of common stock of accredited investors.

         The Company is currently operating at a loss and expects to continue to depend on cash generated from the sale of debt and equity securities to fund its operating deficit. There can be no assurance that the company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to enable it to continue operating in its current form.

         The Company's loss for the fiscal year ended December 31,1999 was $(12,588,150). The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop a network operations center and continue its strategy of installing and maintaining DSL equipment in facilities such as commercial buildings and multi-tenant dwellings. The Company believes that this strategy, while initially requiring additional cash outlays, will result in higher margins and longer customer retention. The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital.

         Based on current commitments and on going working capital needs, the Company believes that it will require substantial additional debt or equity funding to continue to implement its revised business strategy, including acquisitions. The Company's cash needs and usage may vary based on the outcome of these initiatives. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is possible that additional equity financing will be highly dilutive to existing shareholders.

ITEM 7. FINANCIAL STATEMENTS.

                                 C O N T E N T S

Independent Auditors' Report............................................................................ F-3

Consolidated Balance Sheet.............................................................................. F-4

Consolidated Statements of Operations................................................................... F-6

Consolidated Statements of Stockholders' Equity (Deficit)............................................... F-7

Consolidated Statements of Cash Flows..................................................................  F-10

Notes to the Consolidated Financial Statements.........................................................  F-12


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lakota Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Lakota Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and from inception on November 14, 1995 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakota Technologies, Inc. and Subsidiaries (a development stage company) as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and from inception on November 14, 1995 through December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Jones, Jensen & Company

Jones, Jensen & Company
Salt Lake City, Utah
April 14, 2000

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                                  December 31,
                                                                                                      1999
                                                                                               -----------------

CURRENT ASSETS
   Cash                                                                                        $          65,413
   Accounts receivable, net of allowance for doubtful accounts
     of $1,268                                                                                            17,044
   Loan receivable employees                                                                               1,290
   Security deposit                                                                                       16,191
                                                                                               -----------------
     Total Current Assets                                                                                 99,938
                                                                                               -----------------
PROPERTY AND EQUIPMENT

   Furniture and fixtures                                                                                 44,951
   Equipment                                                                                              39,140
   Less: accumulated depreciation                                                                        (12,263)
                                                                                               -----------------
     Total Property and Equipment                                                                         71,828
                                                                                               -----------------
OIL AND GAS PROPERTIES (Notes 1 and 2)                                                                    57,225
                                                                                               -----------------
     TOTAL ASSETS                                                                              $         228,991
                                                                                               =================




  The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                                  December 31,
                                                                                                      1999
                                                                                               -----------------
CURRENT LIABILITIES

   Accounts payable                                                                            $         110,795
   Notes payable (Note 6)                                                                                545,000
   Accrued expenses                                                                                      126,739
   Accrued compensation                                                                                7,509,459
   Accrued interest payable                                                                              419,500
                                                                                               -----------------
     Total Current Liabilities                                                                         8,711,493
                                                                                               -----------------
STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock 25,000,000 shares authorized,
    no par value; no shares outstanding                                                                   -
   Common stock 100,000,000 shares authorized, no par
    value; 41,278,482 shares issued and outstanding                                                    5,662,968
   Deficit accumulated during the development stage                                                  (14,145,470)
                                                                                               -----------------
     Total Stockholders' Equity (Deficit)                                                             (8,482,502)
                                                                                               -----------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                               $228,991
                                                                                               ==================


   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                             From
                                                                                                          Inception on
                                                                        For the Years                     November 14,
                                                                      Ended December 31,                  1995 Through
                                                              ------------------------------------        December 31,
                                                                    1999                1998                 1999
                                                              ----------------    ----------------    -----------------
REVENUES                                                      $        257,316    $         -         $         257,316

COST OF SALES                                                          159,209              -                   159,209
                                                              ----------------    ----------------    -----------------

GROSS MARGIN                                                            98,107              -                    98,107

EXPENSES

  Depreciation expense                                                  14,449            1,200                  16,849
  Amortization expense                                               2,172,528              -                 2,172,528
  Loss on disposal of assets                                             3,520              -                      -
  Oil and gas properties expenditures                                  341,444              -                   342,644
  General and administrative                                         9,730,768           351,139             10,496,143
                                                               ---------------    ----------------     -------------------

     Total Expenses                                                 12,262,709           352,339             13,028,164
                                                              ----------------    ----------------    -----------------
     Loss from Operations                                          (12,164,602)         (352,339)           (12,930,057)
                                                              ----------------    ----------------    -----------------

OTHER INCOME (EXPENSE)

  Interest expense                                                    (437,042)             (5,491)          (1,230,670)
  Interest income                                                       13,495               1,362               15,257
                                                              ----------------    ----------------    -----------------

     Total Other Income (Expense)                                     (423,547)             (4,129)          (1,215,413)
                                                              ----------------    ----------------    -----------------

NET LOSS                                                      $    (12,588,149)   $       (356,468)   $     (14,145,470)
                                                              ================    ================    =================

BASIC LOSS PER SHARE                                          $          (0.36)   $          (0.03)
                                                              ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                        34,569,693          13,371,602
                                                              ================    ================




   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                           Deficit
                                                                                                          Accumulated
                                                                         Common Stock                      During the
                                                          ---------------------------------------         Development
                                                                 Shares                Amount                Stage
                                                          -----------------     -----------------    ------------------
Balance at inception on
 November 14, 1995                                                   -          $          -         $           -

Net loss for the period ended
 December 31, 1995                                                   -                     -                     (1,683)
                                                          -----------------     -----------------    ------------------

Balance, December 31, 1995                                           -                     -                     (1,683)

Issuance of common stock to founders
 at approximately $0.00 per share                             9,187,500                  1,250                   -

Issuance of common stock in merger with
 Chancellor Trading Group, Inc. at $0.002                     1,801,000                  3,908                   -

Issuance of common stock for cash                               108,000                108,000                   -
 at $1.00 per share

Issuance of common stock for services                            20,000                 20,000                   -
 at $1.00 per share

Net loss for the year ended
 December 31, 1996                                                   -                     -                   (458,412)
                                                          -----------------     -----------------    ------------------

Balance, December 31, 1996                                       11,116,500               133,158              (460,095)

Common stock issued for cash at $1.00
 per share                                                          212,500               212,500                -

Conversion of preferred stock to common
 stock at $1.00 per share                                           812,500               812,500                -

Net loss for the year ended
 December 31, 1997                                                   -                     -                   (740,758)
                                                          -----------------     -----------------    ------------------

Balance, December 31, 1997                                       12,141,500     $       1,158,158    $       (1,200,853)
                                                          -----------------     -----------------    ------------------



   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                            Deficit
                                                                                                           Accumulated
                                                                        Common Stock                        During the
                                                             ---------------------------------------       Development
                                                                 Shares                Amount                Stage
                                                             -----------------     -----------------    ------------------
Balance, December 31, 1997                                       12,141,500        $    1,158,158       $    (1,200,853)

Common stock issued for cash at
 approximately $0.10 per share                                    3,608,800               344,378                -

Common stock issued for services
 at approximately $0.03 per share                                 4,928,433               147,853                -

Net loss for the year ended
 December 31, 1998                                                   -                     -                   (356,468)
                                                             -----------------     -----------------    ------------------

Balance, December 31, 1998                                       20,678,733             1,650,389            (1,557,321)

Common stock issued for cash
 at approximately $0.05 per share                                 1,520,000                77,600                -

Common stock issued for debt
 at approximately $0.07 per share                                 7,685,581               550,000                -

Common stock issued in business
 combination at $0.35 per share                                   6,000,000             2,100,000                -

Common stock issued  for services
 at approximately $0.14 per share                                 4,894,977               688,538                -

Options issued for cash at approximately
 $0.10 per share                                                     -                    100,000                -

Stock issued for debt at approximately
 $0.08 per share                                                  1,185,216                97,500                -

Funds received for stock to be issued                               200,000                20,000                -
 subsequent to year end, 200,000 shares at
 $0.10 per share

Stock issued for cash at approximately
 $0.12 per share                                                  2,560,300               318,030                -
                                                          -----------------     -----------------    ------------------

Balance forward                                                  44,724,807     $       5,602,057    $       (1,557,321)
                                                          -----------------     -----------------    ------------------


   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                            Deficit
                                                                                                           Accumulated
                                                                        Common Stock                        During the
                                                             ---------------------------------------       Development
                                                                 Shares                Amount                Stage
                                                             -----------------     -----------------    ------------------
Balance forward                                                  44,724,807        $    5,602,057       $    (1,557,321)

Stock issued for services at approximately
 $0.14 per share                                                    400,000                60,911                -

Common stock canceled (Note 11)                                  (3,846,325)               -                     -

Net loss for the year ended
 December 31, 1999                                                         -               -                (12,588,149)
                                                          -----------------      ----------------    ------------------

Balance, December 31, 1999                                       41,278,482        $    5,662,968       $   (14,145,470)
                                                          =================     =================    ==================


   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows



                                                                                                           From
                                                                                                       Inception on
                                                                          For the Years                 November 14,
                                                                        Ended December 31,             1995 Through
                                                              -------------------------------------    December 31,
                                                                     1999              1998                1999
                                                              ------------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                 $      (12,588,149) $        (356,468) $      (14,145,470)
   Adjustments to reconcile net d(loss to net
    cash flows from operating activities:
     Depreciation expense                                                 14,449              1,200              16,849
     Loss on disposal of assets                                            3,520             -                    3,520
     Amortization expense                                              2,172,528             -                2,174,156
     Common stock issued for services                                  8,600,566            147,853           8,768,419
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                         (71,044)             -                  (17,044)
     Increase (decrease) in accounts payable                            108,691               2,104             108,691
     Increase (decrease) in accrued expenses                            106,924               6,476             126,739
     (Increase) decrease in other assets                                 (2,295)             -                  (17,481)
     Increase in related party receivable                                    -              (33,870)                 -
                                                              ------------------  -----------------  ------------------
       Net Cash (Used) by Operating Activities                       (1,600,810)            (22,705)         (2,979,517)
                                                              ------------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                    (8,397)             -                 (100,518)
                                                              ------------------  -----------------  ------------------
       Net Cash (Used) by Investing Activities                           (8,397)             -                 (100,518)
                                                              ------------------  -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment from notes payable                                            (44,600)           (22,098)            (95,132)
   Proceeds from notes payable/debenture                               1,187,500             -                1,242,414
   Conversion of preferred stock to common stock                             -               -                  812,500
   Issuance of common stock and options                                  515,630            344,378           1,185,666
                                                              ------------------  -----------------  ------------------
       Net Cash Provided by Financing Activities                       1,658,530            322,280           3,145,448
                                                              ------------------  -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                          (26,677)            89,575              65,413

CASH AT BEGINNING OF PERIOD                                               92,090              2,515              -
                                                              ------------------  -----------------  ------------------

CASH AT END OF PERIOD                                         $           65,413  $          92,090  $           65,413
                                                              ==================  =================  ==================


   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)


                                                                                                           From
                                                                                                       Inception on
                                                                          For the Years                 November 14,
                                                                        Ended December 31,             1995 Through
                                                              -------------------------------------    December 31,
                                                                     1999              1998                1999
                                                              ------------------  -----------------  ------------------
CASH PAID DURING THE PERIOD FOR:

   Interest                                                   $            4,739  $          -       $            4,739
   Income taxes                                               $           -       $          -       $           -

NON-CASH TRANSACTIONS

   Common stock and debt issued for services                  $        8,600,566  $         147,853  $        8,804,962
   Organization costs paid by related party                   $           -       $          -       $            5,472
   Issuance of preferred stock for oil and
     gas properties                                           $           -       $          -       $          812,500
   Common stock issued for business
    acquisition                                               $        2,100,000  $          -       $        2,100,000
   Common stock issued for debt                               $          647,500  $          -       $          647,500



   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1  -  HISTORY AND ORGANIZATION

           The consolidated financial statements presented are those of Lakota Technologies, Inc. (formerly Lakota Energy, Inc.) ("the Company" or "Lakota") (a development stage company) and its wholly owned subsidiaries, 2- Infinity.com, Inc., Air Nexus, Inc., and Lakota Oil and Gas, Inc. Lakota was incorporated in the State of Colorado on July 14, 1995 to engage in the acquisition and exploration of oil and gas properties. In 1999, management diversified into the technology and Internet markets, acquiring two companies 2-Infinity.com, Inc. (2-Infinity") and AirNexus, Inc. ("AirNexus").

           On May 28, 1999, the Company acquired all of the outstanding stock of 2-Infinity, a Texas Corporation. As consideration for the acquisition, the Company issued 3,000,000 shares of its common stock to the sole shareholder and founder of 2-Infinity. 2-Infinity provides digital bundled services, including high-speed Internet access. The acquisition was accounted for as a purchase.

           On June 8, 1999, the Company acquired all of the shares of Voice Design, Inc., a Texas Corporation that later changed its name to AirNexus. As consideration for the acquisition, the Company issued 3,000,000 shares of its common stock and $60,000 cash to the shareholders of AirNexus. AirNexus is a retail provider of commercial voice and data products and services. The acquisition was accounted for as a purchase.

           On June 9, 1999, the Company formed Lakota Oil & Gas, Inc. ("Lakota Oil"), a 100% owned subsidiary. The Company transferred the Company's interest in two active oil exploration projects into Lakota Oil. As of December 31, 1999, Lakota Oil had minimal operations with only one well in production.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           a.   Basis of Presentation

           Principles of consolidation - The consolidated financial statements include the accounts of Lakota Technologies, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

           Accounting for oil and gas producing activities - The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

           b.   Revenue Recognition

           The Company has recorded revenues from its percentage interest in the oil production from the producing oil and gas wells. Revenue from the production of oil is recognized when the oil is removed from the well. Revenues for 1999 also include revenues from the Company's newly acquired technology subsidiary, AirNexus since June 8,1999. 2-Infinity reported no revenues in 1999. Revenue from business telephone and voice mail systems products are recorded when shipped and any related services revenue are recorded when the services are rendered to the customer.

           c.   Basic and Diluted Loss Per Share

           Basic loss per share excludes dilution and was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the Period. Dilutive loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings or losses of the Company. For all periods presented, basic and diluted loss per share were equal, as the inclusion of dilutive securities would be antidilutive. Total warrants outstanding as of December 31, 1999 were 5,002,500. There were no warrants outstanding at December 31, 1998.

           d.   Use of Estimates

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           e. Provision for Taxes

           At December 31, 1999, the Company had net operating loss carryforwards of approximately $5,375,000 that may be offset against future taxable income through 2017. No tax benefit has been reported in the consolidated financial statements. The related benefit has been offset by a valuation allowance due to historical operating losses and the uncertainty if the net loss carryforwards will be utilized in future periods.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


           f. Amortization

           Oil and gas wells will be amortized using the units-of-production method on the basis of total estimated units of proven reserves. Amortization will not be recorded until reserves are extracted.

           g. Property and Equipment

           Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets of 3 to 5 years.

           Depreciation expense for the years ended December 31, 1999 and 1998 was $14,449 and $1,200, respectively.

           h.   Advertising

           The Company follows the policy of charging the costs of advertising to expense as incurred.

           i.   Goodwill

           The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of long-Lived Assets. Under those rules, goodwill associated with assets acquired in a purchase business combination where determined to be impaired because circumstances exist that indicate the carrying amount of those assets may not be recoverable. The total goodwill was amortized because of the impairment and recognized in 1999.

NOTE 3  -  BUSINESS COMBINATIONS

           On May 28, 1999, the Company acquired all of the outstanding shares of 2-Infinity, a provider of high-speed Internet access products and services, for 3,000,000 shares of the Company's common stock. 2-Infinity had only been in existence for a short period of time and had no prior operations. The acquisition has been accounted for as a purchase. The agreement also provides additional consideration based upon achieving certain revenue performance goals for up to an additional 6,000,000 shares. In January 2000, the additional consideration was cancelled.

           On June 9, 1999, the Company acquired all of the outstanding shares of Air Nexus, a retail provider of commercial voice and data products and services. The Company issued 3,000,000 shares of common stock in exchange for all of the outstanding shares of Air Nexus. The acquisition has been accounted for as a purchase. The agreement also provides additional consideration based upon achieving certain revenue performance goals

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


           for up to an additional 3,000,000 shares. In January 2000, the additional consideration was cancelled.

           Allocation of the purchase price for the acquisitions is as follows:

                                                                   2-Infinity          AirNexus
                                                                ------------------ -----------------
                 Goodwill                                             $ 1,139,000  $  1,020,000
                 Cash                                                     104,479           515
                 Property and equipment                                     5,731             -
                 Other assets                                               1,669         9,238
                 Liabilities assumed                                      (50,879)     (129,753)
                                                                ------------------ -----------------

                 Total Purchase Price                           $       1,200,000  $    900,000
                                                                ================== =================

           The following pro forma financial information gives effect to the 2-Infinity and AirNexus acquisitions as if they had been acquired at the beginning of fiscal years 1998 and 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future:

                                                                    For the years ended December 31,
                                                           --------------------------------------------
                                                                   1999                   1998
                                                           ---------------------  ---------------------
             Revenues                                      $         351,226      $         201,451
             Loss from operations                                (12,158,343)              (295,051)
             Net loss                                            (12,581,854)              (298,470)
             Basic and diluted loss per share              $          ( 0.53)     $           (0.02)
             Basic and diluted weighted average
                common shares outstanding                         34,613,638             13,371,602


NOTE 4  -  GOING CONCERN

           Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets primarily technology and the Internet. The Company's acquisition of 2-Infinity and AirNexus provided the ability to enter into the technology, Internet markets. However, the Company has

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


           not operated profitably to date and there are no assurances that future operations will be profitable.

           The Company incurred net losses of $(12,588,149) and $(356,468) for the years ended December 31, 1999 and 1998, respectively. The Company's ability to operate as a going concern is contingent upon its ability to effectively market its newly acquired technology products and services and get it to the marketplace. Future success is also dependent on the Company's ability to obtain additional equity financing. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

           In January 2000, new board members and senior management were appointed in connection with running operations and raising additional capital through the private placement (Note 13). The new management adopted new strategies for the Company and developed a plan of action as follows:

               - The Company is pursuing additional strategic alliances to expand the development and marketing of its core technological products and services surrounding high-speed Internet access.

               - The Company is obtaining customers and monthly revenue stream by waiving activation fees and hardware costs in return for long-term contracts.

               - The Company is implementing an aggressive marketing and sales program targeting commercial customers with DSL ("Digital Subscriber Line"), high-speed Internet access with the ability to additionally deliver other related products and services.

               - The Company is raising additional equity through private placements to cover the initial marketing plan and infrastructure to acquire and maintain anticipated revenue stream.

           Management believes the successful completion of its plans, will produce revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans or that the Company will be able to raise additional funds. In the event the Company's activities do not result in increased revenues and cash flows and the Company is not able to raise additional financing to meet its operating needs, the Company may no longer be able to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 5 - RELATED PARTY TRANSACTIONS

           In February 1999, the Company issued 1,000,000 shares of restricted common stock to an entity controlled by the President of Lakota Oil, as consideration for services valued at $100,000 related to the negotiation and consummation of a transaction with an oil and gas project.

           In April 1999 and July 1999, the Company issued a total of 3,206,072 shares of restricted common stock to three officers of the Company as consideration for compensation of past services valued at $328,486.

           In January and February 2000, the Company mutually separated from three officers and directors, its CEO, CFO and the President of Lakota Oil. Included in the settlement agreements with the former CEO, the Company issued 5,000,000 shares to compensate him for past service, the Company paid, subsequent to year-end, total cash of $140,000 for future consulting and the execution of the agreement and each party mutually discharged any indebtedness owed to the other and Cam Am Resources, Inc, a related party of the CEO. As a result, the Company has accrued in the 1999 financial statements, $500,000 of additional compensation expense for the fair market value of the shares issued as a result of this agreement. In addition, at December 31, 1999, all related notes payable, notes receivable and any related accrued interest were written-off, the amounts offsetting. In addition, included in the settlement agreements with the former CFO and the President of Lakota Oil, the Company issued 6,500,000 shares to compensate them for past service and the Company paid subsequent to year-end, total cash of $165,000 for future consulting and the execution of the agreements. As a result, the Company has accrued in the 1999 financial statements, $2,660,500 of additional compensation expense at the fair market value of the shares issued as a result of these agreements.

           Effective August 1, 1999, the Company approved and implemented the Omnibus Stock Option Plan ("the Plan") and the board of directors granted 2,000,000 options to purchase the Company's common stock under the plan. In January 2000, the options granted under the plan were cancelled as part of the settlement and separation agreements with the option holders and the Plan was terminated.

           In April 2000, the board of directors approved the issuance of 4,040,000 common shares to employees and directors of the Company as compensation for services performed in 1999. The Company has accrued in the 1999 financial statements, $4,141,960 of additional compensation expense, which represents the fair market value of the shares on the date the shares, were granted by the board.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 6  -  NOTES PAYABLE

          Notes payable as of December 31, 1999 are detailed in the following summary:

              $750,000, 8% Convertible Debentures, $250,000
                 held in escrow  (see Note 9)                                                      $          500,000

              Notes payable to individuals; convertible to stock at the option of the holder within one to three years; interest at 9.75%, paid quarterly
               until converted; unsecured.                                                                     40,000

             Notes payable, due on demand, unsecured, non-interest bearing.                                     5,000
                                                                                                   ------------------

                  Total notes payable                                                                         545,000

                  Less: current portion                                                                      (545,000)
                                                                                                   ------------------
                  Long-term portion                                                                $               -
                                                                                                   ==================


NOTE 7 -   COMMITMENTS AND CONTINGENCIES

           Operating Leases

           As a result of the acquisitions in 1999, the Company leases four offices under lease agreements accounted for as operating leases, three in Houston and one in Atlanta. Real estate taxes, insurance and maintenance expenses are obligations of the Company.

           Minimum rental payments under the non-cancelable operating leases are as follows:

                                   Periods ended
                                   December 31,
                                --------------------
                                       2000                               $        175,861
                                       2001                                        173,693
                                       2002                                        159,258
                                       2003                                         72,597
                                       2004                                         55,607
                                                                          -------------------

                                                                           $       637,016
                                                                          ===================

           Rent expense was $89,652 and $26,013 for the years ended December 31, 1999 and 1998, respectively.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


           Contingencies

           The Company is arbitrating a claim arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, any liability resulting from such litigation would not be material in relation to the Company's financial position

NOTE 8  -  INCOME TAXES

           The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                                                       For the years ended December 31,
                                                              ------------------------------------------------
                                                                         1999                    1998
                                                              ------------------------  ----------------------
               Income tax benefit at statutory rate            $       4,783,000        $        135,000
               Change in valuation allowance                          (4,783,000)               (135,000)
                                                              ------------------------  ----------------------
                                                               $              -         $             -
                                                              ========================  ======================

           Deferred tax assets (liabilities) at December 31, 1999 are comprised of the following:

                                                                     For the years ended December 31,
                                                              -----------------------------------------------
                                                                       1999                    1998
                                                              -----------------------  ----------------------
               Net operating loss carryforward                 $       5,375,000       $        592,000
               Valuation allowance                                    (5,375,000)              (592,000)
                                                              -----------------------  ----------------------
                                                               $              -        $              -
                                                              =======================  =======================

           Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards maybe limited as to use in future years.

NOTE 9  -  CONVERTIBLE DEBENTURES

           In March 1999, the Company issued $550,000 of 8% convertible and incurred a fee of $44,000 on the issuance. All the debentures were converted prior to December 31, 1999 into 7,685,581 shares of common stock.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


           In August 1999, the Company issued $23,500 of 3% Convertible Debentures and $74,000 of 1% Convertible Debentures. All the debentures were converted prior to December 31, 1999 into 1,185,216 shares of common stock.

           In August 1999, the Company issued $750,000 of 8% convertible debentures exercisable at 75% of fair market value of the Company's common stock on the date of conversion. In addition, the Company issued 5,000,000 warrants at an exercise price of 50% of the fair market value of the Company's stock on the date of exercise. The Company incurred a fee of $40,000 for the transaction. In addition, $250,000 of the $750,000 was held in escrow until all requirements under the agreements were met, to include an effective registration statement, which the Company was in default on January 1, 2000. Effective January 18, 2000, the Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock and $324,750 of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock. The debentures were subsequently converted into 3,392,857 shares. Total cash received, net of the original $40,000 fee, was $460,000 relating to the transaction. The Company has recorded the transaction as if the settlement occurred prior to year-end. A charge to interest expense in the amount of $404,500 has been recorded at December 31, 1999 relating to this transaction.

NOTE 10 -  WARRANTS & OPTIONS

           A summary of the status of the Company's warrants as of December 31, 1999 and changes during the period ending December 31, 1999:

                                                                                           Average
                                                                                           Exercise
                                                                         Shares             Price
                                                                ------------------   -------------------
             Outstanding, December 31 1998                                       -    $                -
                  Granted                                               14,505,000                  0.21
                  Expired                                               (3,132,200)                 0.18
                  Exercised                                             (1,370,300)                 0.13
                  Cancelled (note 9)                                    (5,000,000)   50% of share price
                                                                -------------------   ------------------

             Outstanding, December 31, 1999                              5,002,500    $             0.25
                                                                ==================    ==================

             Exercisable, December 31, 1999                              5,002,500    $             0.25
                                                                ==================    ==================

           The Company issued 1,000,000 options to purchase the Company's common stock in June 1999 at $0.10 per share. The options expired December 31, 1999.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 11 -  COMMON STOCK TRANSACTIONS

           In 1997, the Company issued approximately 4,500,000 shares for services. In 1999, the Company renegotiated the number of shares since the services had not been performed as anticipated. The Company received back and canceled 3,846,325 shares.

NOTE 12 -  OPERATING SEGMENTS

           Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally in the oil and gas industry through Lakota Oil and technology industry through 2-Infinity and Air Nexus.

           Certain financial information concerning the Company's operations in different industries is as follows:

                                                                For the year ended December 31, 1999
                                                     ------------------------------------------------------------
                                                       Oil and Gas
                                                       Exploration          Technology          Consolidated
                                                     ---------------  ---------------------  --------------------
           Net sales                                  $       8,765    $          248,550     $     257,316

           Operating loss applicable to
              industry segment                         (5,260,100)             (6,904,502)      (12,164,602)

           Write-down of goodwill                               -              (2,159,000)       (2,159,000)

           Other income (expenses) -
              interest income                            (424,035)                     488         (423,547)

           Assets                                          92,605                  136,386          228,991

           Depreciation expense                             2,505                   11,944           14,449

           Property and equipment acquisition               3,815                   80,276           84,091

           Prior to 1999, the Company only operated in the oil and gas industry.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 13 -  SUBSEQUENT EVENTS

           In January 2000, the Company acquired all of the outstanding shares of AGM, Inc., a Nevada Corporation, a reporting public company with no operations. The Company elected to have successor issuer status to become a reporting public entity. The purchase price was 2,200,000 shares of the Company's common stock. In connection with this transaction, the Company also issued 1,500,000 shares of stock and $50,000 for consulting services to another corporation that assisted in the negotiation and completion of the transaction.

           In the first quarter of 2000, the Company completed a private placement raising $2,000,000 by offering 20,000,000 shares of the Company's common stock at $.10 per share. The offering also includes for every two shares purchased, a warrant to acquire an additional share of common stock at $.50, exercisable for a period of one year from the date of issuance.

           On March 22, 2000, the Company acquired a CLEC license, a contract that entitles the Company to resale Southwestern Bell Telephone Company products and services at a 32% discount, for $217,000 and 100,000 shares of common stock.

           On April 7, 2000, the Company amended its lease agreement relating to the primary office space in Houston. The agreement extends the original lease to the year 2007 and provides the terms for the expansion into additional office space commencing May 1, 2000. The additional lease commitment under this amendment to the non-cancelable operating lease is as follows:

                             Periods ended
                             December 31,
                          --------------------
                                 2000                                     $   77,849
                                 2001                                        118,319
                                 2002                                        139,024
                                 2003                                        235,527
                                 2004                                        237,667
                              Thereafter                                     741,930
                                                                    -------------------

                                                                          $1,550,316
                                                                    ===================

           On April 12, 2000, the shareholders of the Company approved the increase in the number of authorized shares of common stock outstanding to 300,000,000 shares and the Company's name changed to 2-Infinity.com.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the names and ages of the current directors and executive officers of the Company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

         The directors and executive officers of the Company are as follows:



Name                                   Age                             Positions
----                                   ---                             ---------
Majed M. Jalali                        26                              Chairman of the
                                                                       Board, Chief Executive
                                                                       Officer and President

Patrick Cody Morgan                    33                              Director, Chief Technology
                                                                       Officer and Secretary

Kelly Nispel                           37                              Chief Financial Officer and
                                                                       Treasurer


         MAJED M. JALALI has been the Chairman of the Board of Directors and President and Chief Executive Officer of the Company since January 2000. Prior to that he served as President of 2-Infinity.com beginning in March

1999. From January 1998 to March 1999, Mr. Jalali served as Chief Executive Officer of Infinity International School. Prior thereto, Mr. Jalali was a university student.

         PATRICK CODY MORGAN has been the Vice President and Chief Technology Officer and Secretary of the Company since January 2000. Prior to that, he was the President of AirNexus, Inc. beginning in May 1998, as well as a member of the board of directors. From October 1996 until May 1998, Mr. Morgan was a partner in Digiphone. From 1994 to October 1996, Mr. Morgan was the general manager of Digitech Business Systems, a Houston, Texas company that provided business telephones and voicemail systems.

         KELLLY NISPEL has been Chief Financial Officer and Treasurer for the Company since March 2000. From 1997 to 2000, Ms. Nispel was employed by Corporate Express Delivery Systems, Inc. (CEDS), recently acquired by United Shipping and Technology, Inc., in a variety of positions from Director of Finance to Vice President of Finance. Her responsibilities included SEC financial reporting, senior lender reporting, banking relations and other financial, tax and treasury matters. From 1996 to 1997, Ms. Nispel was employed with Corporate Express, Inc., the parent company of CEDS, as a Regional Assistant Controller. From 1993 to 1996, Ms. Nispel was the Chief Financial Officer for Ovation Data Services, Inc., where she was responsible for all financial related matters. Ms. Nispel is a certified public accountant in the state of Texas and Colorado.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         The directors have not received any compensation for serving in such capacity, and we do not currently contemplate compensating our directors in the future for serving in such capacity.

COMPENSATION OF EXECUTIVE OFFICERS

         The Summary Compensation Table shows selected compensation information for services rendered in all capacities for the fiscal year ended December 31, 1999. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries and stock bonus awards, whether paid or deferred.

                           SUMMARY COMPENSATION TABLE

                                                  Annual Compensation(1)             Long Term Compensation
                                                  -------------------                ----------------------
Name and
Principal Position                    Year              Salary ($)                   Restricted Stock Awards ($)
R. K. ("Ken") Honeyman(2)            1999                222,328                           134,114(4)
 Former President and                1998                 96,240                               --
 Director

Howard N. Wilson(2)                  1999                123,746                           98, 371(5)
 Former Vice President and           1998                 46,250                               --
 Secretary

John B. Hayes(3)                     1999                 76,903                           196,000(6)
 Former President of                 1998                   --                                 --
 Lakota Oil & Gas


(1) Excludes any perquisites and other benefits that do not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for any executive officer.
(2)      No longer an executive of the company.
(3) Former President of Lakota Oil and Gas, Inc., a subsidiary of the company.

(4) The Company issued as compensation 1,676,429 shares with a closing market price on the date of issue of $0.08 per share.
(5) The Company issued as compensation 1,229,643 shares with a closing market price on the date of issue of $0.08 per share.
(6) The Company issued as compensation 1,000,000 shares with a closing market price on the date of issue of $0.10 per share and 300,000 shares with a closing market price on the date of issue of $0.32 per share.

Employment Agreements

         In June 1999, the Company entered into an employment agreement with Patrick Cody Morgan. The contract is for a term of three years at an annual salary of $250,000 beginning on March 1, 2000 and may be terminated at any time for cause or good reason, as defined in the agreement.

         In June 1999, the Company entered into an employment agreement with Majed Jalali. The contract is for a term of three years at an annual salary of $325,000 beginning on March 1, 2000 and may be terminated at any time for cause or good reason, as defined in the agreement.

Restricted Stock Issuances

         In February 1999, we issued 1,000,000 shares of restricted common stock to Cactus Petroleum, Inc., an entity controlled by John B. Hayes, a former Director of the Company, as consideration for services provided pursuant to an agreement with Optima Investments, Inc. in connection with the private placement of securities under Rule 504 of Regulation D offering. Mr. Hayes assisted in the identification, negotiation, and closing of the transaction with Optima.

         In April 1999, we issued 1,676,429 and 1,229,643 shares of restricted common stock to Ken Honeyman and Howard Wilson, respectively, as consideration for accrued compensation for past services rendered. Mr. Honeyman and Mr. Wilson had each verbally agreed to forego any cash compensation up to the date of issuance for their services as chief executive officer and secretary, respectively, in exchange for the shares.

         In July 1999, we issued 300,000 shares of restricted common stock to John B. Hayes as consideration for accrued compensation for past services rendered. Mr. Hayes had verbally agreed to forego any cash compensation up to the date of issuance for services rendered as president of the oil and gas division of Lakota Energy, Inc., and subsequently as president of Lakota Oil and Gas, Inc.

ITEM     11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table presents information regarding the beneficial ownership of all shares of the common stock at March 3, 2000 by:

         --       each person who owns beneficially more than five percent of the outstanding shares of the common stock;
         --       each director of the Company;
         --       each named executive officer of the Company; and
         --       all named executive officers and directors as a group.


              Name and Address of                            Number of shares
              Beneficial Owner                                of Common Stock    Percent of Class
              ----------------                                ---------------    ----------------
              R. K. Honeyman (1)                                 3,606,429           5.7

              Howard N. Wilson (1)                               1,329,643           2.1

              John B. Hayes (1)                                  1,300,000           2.1

              Majed Jalali (1)                                   3,000,000           4.7

              Patrick Cody Morgan (1)(2)                         2,000,000           3.2

              Dipak Bhatt (2)(3)                                 4,200,000           6.6
               4107 Vaughn Creek Court
               Sugar Land, Texas 77479

              All officers and directors as a group             11,236,072          17.7

(1) The address for each of these shareholders is c/o Lakota Technologies, Inc., 4828 Loop Central Drive, Suite 150, Houston, Texas 77081.
(2) Includes shares held as joint tenants with spouse, or directly in spouse's name.
(3) Includes warrants to purchase an aggregate of 2,000,000 shares of common stock, 1,250,000 of which are exercisable until November 30, 2000 at $0.15 per share and 750,000 of which are exercisable until December 22, 2000 at $0.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 1999, the Company issued 1,000,000 shares of restricted common stock to an entity controlled by John B. Hayes, as consideration for services valued at $100,000 related to the negotiation and consummation of a transaction with an oil and gas project.

         In April 1999 and July 1999, the Company issued 1,676,249, 1,229,643 and 297,000 shares of restricted common stock to R. K. Honeyman, Howard N. Wilson and John B. Hayes, respectively, as consideration for compensation of past services valued at $328,486. In January and February 2000, the Company mutually separated from these three officers and directors.

         Included in the settlement agreements with Mr. Honeyman, the Company also paid, subsequent to year-end, total cash of $140,000 for future consulting and the execution of the agreement and each party mutually discharged any indebtedness owed to the other and Cam Am Resources, Inc, a related party to Mr. Honeyman. As a result, the Company has accrued in the 1999 financial statements, $500,000 of additional compensation expense for the fair market value of the shares issued as a result of this agreement. In addition, at December 31, 1999, all related notes payable, notes receivable and any related accrued interest were written-off, the amounts offsetting.

         Included in the settlement agreements with Mr. Wilson and Mr. Hayes, the Company also paid subsequent to year-end, total cash of $165,000 for future consulting and the execution of the agreements. As a result, the Company has accrued in the 1999 financial statements, $2,660,500 of additional compensation expense for the fair market value of the shares issued as a result of these agreements.

         Effective August 1, 1999, the Company approved and implemented the Omnibus Stock Option Plan ("the Plan") and the board of directors granted 2,000,000 options to purchase the Company's common stock under the plan. In January 1999, the options granted under the plan were cancelled as part of the settlement and separation agreements with the option holders and the Plan was terminated.

         In June 1999, the Company issued an aggregate of 3,000,000 shares at $.38 per share of restricted common stock to Majed Jalali, the sole shareholder of 2-Infinity.com, Inc., pursuant to the acquisition agreement between the Company and Jalali.

         In June 1999, the Company issued an aggregate of 2,000,000 shares at $.32 per share of restricted common stock to Patrick Cody Morgan and Candus Morgan in connection with the acquisition of Voice Design, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)      Exhibits.

2.1*     Agreement and Plan of Reorganization dated November 6, 1996 between
         Lakota Energy, Inc. and Chancellor Trading Group, Inc. (incorporated by reference from the Registration Statement on Form SB-2 of Lakota
         Technologies (Registration No. 333-88575)).

2.2*     Reorganization and Stock Purchase Agreement dated May 28, 1999 between
         Lakota Energy, Inc., 2-Inifinity.com, Inc., and Majed Jalali
         (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

2.3*     Reorganization and Stock Purchase Agreement dated June 8, 1999 between
         Lakota Energy, Inc. and Voice Design, Inc. and its shareholders
         (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

2.4*     Stock Transfer Agreement dated June 14, 1999 between Lakota Energy,
         Inc. and Lakota Oil and Gas, Inc. (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

3.1*     Articles of Incorporation of Chancellor Trading Group, Inc. filed July
         14, 1995 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

3.2*     Articles of Merger between Lakota Energy, Inc. and Chancellor Trading
         Group, Inc. filed December 27, 1996 (incorporated by reference from the
         Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

3.3*     Articles of Amendment to the Articles of Incorporation of Lakota
         Energy, Inc. filed August 4, 1999 (incorporated by reference from the
         Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

3.4* Bylaws of Lakota Energy, Inc., as amended (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

10.1* Oil and Gas Lease dated October 21, 1995 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

10.2*    Assignment of Oil, Gas and Mineral Lease dated March 15, 1996
         (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

10.3*    Oil, Gas and Mineral Lease dated April 26, 1996.

10.4* Employment Agreement between 2-Infinity.com, Inc. and Majed Jalali effective June 1, 1999 (incorporated by reference from the Registration
         Statement on Form SB-2 of Lakota Technologies (Registration No.
         333-88575)).




10.5* Employment Agreement between Voice Design, Inc. and Patrick Cody Morgan effective June 14, 1999 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

10.6*    Promissory Note payable to Paras Chokshi dated February 12, 1999
         (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

10.7*    Promissory Note payable to Dipak Bhatt dated February 12, 1999
         (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

10.8*    Tut Systems, Inc. Value Added Reseller Agreement dated May 20, 1999
         (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

10.9* Warrant executed in favor of Dipak Bhatt to purchase 1,250,000 shares, expiring November 30, 2000 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

10.10* Warrant executed in favor of Dipak Bhatt to purchase 750,000 shares, expiring December 22, 2000 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies
         (Registration No. 333-88575)).

10.11* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 500,000 shares, expiring December 10, 2000 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota
         Technologies (Registration No. 333-88575)).

10.12* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 250,000 shares, expiring December 17, 2000 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota
         Technologies (Registration No. 333-88575)).

10.13    Letter Agreement and Amendment to Employment Agreement dated as of
         March 1, 2000 between Lakota Technologies, Inc. and Majed Jalali.

10.14    Letter Agreement and Amendment to Employment Agreement dated as of
         March 1, 2000 between Lakota Technologies, Inc. and Patrick Cody
         Morgan.

10.15 Voice Solutions Reseller Agreement dated as of November 23, 1999, between 3Com Corporation and Air Nexus, Inc.

10.16 Agreement for the Purchase and Sale of Assets dated as of March 22, 2000, between 2-Infinity.com, Inc. and Afaneh, Inc.

23.1     Consent of Jones, Jensen & Company, Certified Public Accountants.

27       Financial Data Schedule

---------------------
*Incorporated by reference as indicated

(B)      Reports on From 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAKOTA TECHNOLOGIES, INC.

Dated April 13, 2000
                                    By: /s/ Majed Jalali
                                       -------------------------
                                    Name: Majed Jalali
                                    Title: President and Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below on April 13, 2000 by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


               Signature                                Title                                  Date
               ---------                                -----                                  ----
/s/ Majed Jalali                         Chairman, President and Chief                    April 13, 2000
----------------------------             Executive Officer (principal
Majed Jalali                             executive officer)


/s/ Patrick Cody Morgan                  Director                                         April 13, 2000
---------------------------
Patrick Cody Morgan


/s/ Kelly Nispel                         Chief Financial Officer and                      April 13, 2000
---------------------------              Treasurer (principal accounting and
Kelly Nispel                             financial officer)
