Form 10QSB
period 2000-03-31
2 INFINITY COM INC
filed 2000-05-12
CIK 1097618

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ____________.

         Commission file number: 000-27821


         2-INFINITY.COM, INC.
         (Exact name of small business issuer as specified in its charter)

                     Colorado                               58-1891761
           ----------------------------                     -------------------
           (State or other jurisdiction                     (IRS Employer
         of incorporation or organization)                  Identification No.)

         4828 Loop Central Drive, Suite 150 Houston, Texas        77081
         ------------------------------------------------         -----
           (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (713) 838-8853


                                 LAKOTA TECHNOLOGIES, INC.
           (Former name, former address and former fiscal year, if changes since last report)


         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          As of May 4, 2000, 83,601,339 shares of the issuer's common stock were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes __    No _X_

                                   2-INFINITY.COM, INC.

                                       FORM 10-QSB

                            FOR THE QUARTER ENDED MARCH 31, 2000

                                         INDEX

                                                                                       PAGE
                                                                                      ------

PART I.   FINANCIAL INFORMATION..........................................................1

ITEM 1.
   a)     Consolidated Financial Statements..............................................1

   b)     Consolidated Balance Sheet - March 31, 2000....................................1

   c)     Consolidated Statements of Operations -
          Three months ended March 31, 2000 and 1999.....................................3

   d)     Consolidated Statements of Cash Flows -
          Three months ended March 31, 2000 and 1999.....................................4

   e)     Notes to Consolidated Financial Statements.....................................6


ITEM 2.
          Management's Discussion and Analysis of
          Financial Condition and Results of Operations..................................11


PART II.  OTHER INFORMATION..............................................................13


ITEM 1.     Legal Proceedings............................................................13

ITEM 2.     Changes in Securities and Use of Proceeds....................................14

ITEM 3.     Defaults upon Senior Securities..............................................18

ITEM 4.     Submission of Matters to a Vote of Securities Holders........................18

ITEM 5.     Other Information............................................................18

ITEM 6.     Exhibits.....................................................................18

SIGNATURES...............................................................................19

EXHIBIT INDEX............................................................................20


PART I

Item 1.  Financial Statements.

                      2-INFINITY.COM, INC.AND SUBSIDIARIES

                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                                                    March 31,
                                                                                      2000
                                                                                 ----------------

CURRENT ASSETS

      Cash                                                                        $   1,123,622
      Accounts receivable, net of allowance for doubtful accounts
         of $1,268                                                                       64,752
      Accounts receivable - employee                                                    102,597
      Accounts receivable - other                                                        15,921
      Prepaid expenses                                                                   10,786
      Security deposit                                                                   39,114
                                                                                 ----------------

         Total Current Assets                                                         1,356,792
                                                                                 ----------------

PROPERTY AND EQUIPMENT

      Furniture and fixtures                                                             49,709
      Equipment                                                                          97,349
      Less:  accumulated depreciation                                                   (18,495)
                                                                                 ----------------

         Total Property and Equipment                                                   128,563
                                                                                 ----------------

OTHER ASSETS

      CLEC license                                                                      387,300
      Net assets held for sale                                                            5,168
                                                                                 ----------------

         Total Other Assets                                                             392,468
                                                                                 ----------------

         TOTAL ASSETS                                                             $   1,877,823
                                                                                 ================



   The accompanying notes are an integral part of these financial statements.

                      2-INFINITY.COM, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          March 31,
                                                                                            2000
                                                                                    ----------------

CURRENT LIABILITIES

      Accounts payable                                                               $      31,601
      Notes payable                                                                         65,000
      Accrued expenses                                                                     215,010
      Accrued compensation                                                               4,728,652
      Other liabilities                                                                    657,365
                                                                                    ----------------

         Total Current Liabilities                                                       5,697,628
                                                                                    ----------------

STOCKHOLDER' EQUITY (DEFICIT)

      Preferred stock 25,000,000 shares authorized,
         no par value; no shares outstanding                                                     -
      Common stock 300,000,000 shares authorized, no par
         value; 83,501,339 shares issued and outstanding                                12,716,948
      Deficit accumulated during the development stage                                 (16,536,753)
                                                                                    ----------------

         Total Stockholders' Equity (Deficit)                                           (3,819,805)
                                                                                    ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                        $   1,877,823
                                                                                    ================



   The accompanying notes are an integral part of these financial statements.

                      2-INFINITY.COM, INC.AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                         From
                                                                                                     Inception on
                                                                For the Quarter                      November 14,
                                                                 Ended March 31,                     1995 Through
                                                    ---------------------------------------            March 31,
                                                         2000                   1999                     2000
                                                    ----------------       ----------------       ----------------

REVENUES                                              $    150,129           $          -           $    398,680

COST OF SALES                                               86,263                      -                237,758
                                                    ----------------       ----------------       ----------------
GROSS MARGIN                                                63,866                      -                160,922

EXPENSES

      Depreciation expense                                   6,232                      -                 18,177
      Amortization expense                                 503,200                      -              2,662,200
      Loss from oil and gas activities                     109,467                266,418              7,354,443
      General and administrative                         1,804,144                      -              6,631,237
                                                    ----------------       ----------------       ----------------

         Total Expenses                                  2,423,043                266,418             16,666,057
                                                    ----------------       ----------------       ----------------

         Loss before other income (expense)             (2,359,177)              (266,418)           (16,505,135)
                                                    ----------------       ----------------       ----------------

OTHER INCOME (EXPENSE)

      Interest expense                                      (2,548)                     -                 (2,646)
      Inerest income                                         1,442                      -                  2,028
      Loss on disposal of oil and gas assets               (31,000)                     -                (31,000)
                                                    ----------------       ----------------       ----------------

         Total Other Income (Expense)                      (32,106)                     -                (31,618)
                                                    ----------------       ----------------       ----------------

NET LOSS                                              $ (2,391,283)          $   (266,418)          $(16,536,753)
                                                    ================       ================       ================


BASIC AND DILUTED LOSS PER SHARE                      $      (0.04)          $     (0.01)
                                                    ================       ================

BASIC AND DILUTED WEIGHTED AVERAGE
   NUMBER OF SHARES OUTSTANDING                         59,765,860             22,538,437
                                                    ================       ================



   The accompanying notes are an integral part of these financial statements.

                      2-INFINITY.COM, INC.AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                                        From
                                                                                                                    Inception on
                                                                                      For the Quarter               November 14,
                                                                                       Ended March 31,              1995 Through
                                                                             ----------------------------------       March 31,
                                                                                   2000               1999              2000
                                                                             ---------------   ----------------   ----------------

CASH FLOWS FROM DEVELOPMENT STAGE ACTIVITIES

      Net loss                                                                $ (2,391,283)     $   (266,418)      $(16,536,753)
      Adjustments to reconcile net loss to net cash flows
         from development stage activities:
           Depreciation expense                                                      6,232               300             23,081
           Loss on disposal of oil and gas assets                                   31,000                 -             34,520
           Amortization expense                                                    503,200               720          2,677,356
           Common stock issued for services and compensation                       695,561           111,852          9,383,980
           Common stock issued to acquire CLEC license                             170,300                 -            170,300
      Changes in assets and liabilities
           (Increase) decrease in accounts and other receivable                   (164,935)          (23,000)          (181,979)
           Increase (decrease) in accounts payable                                 (79,194)                -             31,601
           Increase (decrease) in accrued expenses and other liabilities           574,805            40,339            781,544
           (Increase) decrease in prepaid expenses and other assets                (33,710)          (36,859)           (67,718)
                                                                             ---------------   ----------------   ----------------

                   Net Used by Development Stage Activities                       (688,024)         (173,066)        (3,684,068)
                                                                             ===============   ================   ================

CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of CLEC license                                                    (387,300)                -           (387,300)
      Purchase of property and equipment                                           (62,967)                -           (146,958)
                                                                             ---------------   ----------------   ----------------

                   Net Cash Used by Investing Activities                      $   (450,267)     $          -       $   (534,258)
                                                                             ===============   ================   ================



   The accompanying notes are an integral part of these financial statements.

                            2-INFINITY.COM, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                    Consolidated Statements of Cash Flows (Continued)

                                                                                                                  From
                                                                              For the Quarter                 Inception on
                                                                              Ended March 31,                 November 14,
                                                                 --------------------------------------      1995 Through

                                                                         2000                   1999         March 31, 2000
                                                                 -----------------      ---------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Payment on notes payable                                     $          -          $          -       $    (95,132)
      Proceeds from notes payable and debentures                         20,000                99,000          1,262,414
      Conversion of preferred stock to common stock                           -                     -            812,500
      Proceeds from issuance of common stock and warrant              2,176,500                13,400          3,362,166
                                                                 -----------------      ---------------    -----------------

                   Net Cash Provided by Financing Activities          2,196,500               112,400          5,341,948
                                                                 -----------------      ---------------    -----------------

NET INCREASE (DECREASE) IN CASH                                       1,058,209               (60,666)         1,123,622

CASH AT BEGINNING OF PERIOD                                              65,413                92,090                  -
                                                                 -----------------      ---------------    -----------------

CASH AT END OF PERIOD                                              $  1,123,622          $     31,424       $  1,123,622
                                                                 =================      ===============    =================
CASH PAID DURING THE PERIOD FOR:
      Interest                                                     $      1,463          $          -       $      6,202

NON-CASH TRANSACTIONS

      Common stock and debt issued for services                    $    695,561          $    111,852       $  9,383,980
      Common stock issued to acquire CLEC license                       170,300                     -            170,300
      Organization costs paid by related party                                -                     -              5,472
      Issuance of preferred stock for oil and gas properties                  -                     -            812,500
      Common stock issued for business acquisition                      503,200                     -          2,603,200
      Common stock issued for debt and interest                         919,500                     -          1,567,000
                                                                 -----------------      ---------------    -----------------

                   Total non-cash transaction                      $  2,288,561          $    111,852       $ 14,542,452
                                                                 =================      ===============    =================


      The accompanying notes are an integral part of these financial statements

                      2-INFINITY.COM, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The consolidated financial statements included herein have been prepared by 2-Infinity.com (formerly Lakota Technologies, Inc.), which, together with its wholly-owned subsidiaries, is referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments consisting only of normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000, and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999, and from inception on November 14, 1995 through March 31, 2000 have been included. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the footnotes thereto, included in the Company's Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission. The revenues of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

1.   Basis of Presentation:

Principles of consolidation - The consolidated financial statements include the accounts of Lakota Technologies, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

Change of name - On April 12, 2000, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation that changed the Company's name from Lakota Technologies, Inc. to 2-Infinity.com, Inc.

2.   Revenue Recognition:

The Company has recorded revenues from its 2-I Voice Solutions products, which include business telephone and voice mail systems products and services. Business telephone and voice mail systems products are recorded when shipped and any related services revenue are recorded when the services are rendered to the customer.

3.   Basic and Diluted Loss Per Share:

Basic loss per share excludes dilution and was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings or losses of the Company. For all periods presented, basic and diluted loss per share were equal, as the inclusion of dilutive securities would be antidilutive. Warrants to acquire 14,432,500 shares of common stock were outstanding as of March 31, 2000. There were no warrants outstanding at March 31, 1999.

4.   Use of Estimates:

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

5.   Goodwill:

The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of long-Lived Assets. Under those rules, goodwill associated with assets acquired in a purchase business combination where determined to be impaired because circumstances exist that indicate the carrying amount of those assets may not be recoverable. The total goodwill of $2,662,200 has been amortized because of the impairment, $2,159,000 of which was amortized in 1999 relating to the AirNexus and 2-Infinity acquisitions and $503,200 of which was amortized for the period ending March 31, 2000 relating to the AGM, Inc. acquisition.

6.   Business Combinations:

On May 28, 1999, the Company acquired all of the outstanding shares of 2-Infinity, a provider of high-speed Internet access products and services, for 3,000,000 shares of the Company's common stock. 2-Infinity had only been in existence for a short period of time and had minimal prior operations. The acquisition has been accounted for as a purchase. The agreement previously provided for additional consideration of up to 6,000,000 shares to be issued upon achieving certain revenue performance goals. In January 2000, the former owner of 2-Infinity waived the additional consideration.

On June 9, 1999, the Company acquired all of the outstanding shares of Air Nexus, a retail provider of commercial voice and data products and services. The Company issued 3,000,000 shares of common stock in exchange for all of the outstanding shares of Air Nexus. The acquisition has been accounted for as a purchase. The agreement previously provided for additional consideration up to 3,000,000 shares to be issued upon achieving certain revenue performance goals. In January 2000, the former owner of AirNexus waived the additional consideration.

In January 2000, the Company acquired all of the outstanding shares of AGM, Inc. (AGM), a Nevada corporation, a reporting public company with no prior operations. The Company elected successor issuer status to become a reporting public entity upon the acquisition of AGM. The purchase price was 2,200,000 shares of the Company's common stock at a fair market value of $.136 per share. The acquisition has been accounted for as a purchase. In connection with this transaction, the Company also issued 1,500,000 shares of common stock, also at a fair market value of $.136 per share, and $50,000 for consulting services to another corporation that assisted in the negotiation and completion of the transaction.

Allocation of the purchase price for the acquisitions is as follows:

                                 2-Infinity             AirNexus                AGM
                               -------------          ------------          -----------

Goodwill                        $ 1,139,000           $ 1,020,000           $   503,200
Cash                                104,479                   515
Property and equipment                5,731                  --
Other assets                          1,669                 9,238
Liabilities assumed                 (50,879)             (129,753)
                                -----------           -----------           -----------

Total Purchase Price            $ 1,200,000           $   900,000           $   503,200
                                ===========           ===========           ===========

As discussed in notes above, goodwill was fully amortized as of March 31, 2000.

The following pro forma financial information gives effect to the 2-Infinity, AirNexus and AGM acquisitions as if they had been acquired at January 1, 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future:

                                                For the quarters ended March 31,
                                             ------------------------------------
                                                    2000                1999
                                             ------------------  ----------------

Revenues                                     $    150,129           $     48,992
Loss before other income  (expense)            (2,359,177)              (256,308)
Net loss                                       (2,391,283)              (256,417)
Basic and diluted loss per share             $       (.04)          $       (.01)
Basic and diluted weighted average
   common shares outstanding                   59,765,860             22,538,437



7.   Assets Held for Sale:

On April 18, 2000, the Company approved a plan to sale all remaining assets relating to the oil and gas exploration projects and where necessary, plug and abandon all other non-producing wells that cannot be sold. The Company is in contact with three entities to sell its interest in the Union Central Life Insurance Co. Well No. 1, and all other non-producing wells, are to be plugged and abandoned. The Company expects to complete this process by June 30, 2000. The Company has recorded a provision for estimated losses to be incurred on the sale and disposal of the assets of $31,000. The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the oil and gas assets.

Included in loss from oil and gas activities for the three months ended March 31, 2000 is $5,896 of revenues from its percentage interest in the oil production from one remaining producing oil and gas well. There were no revenues for the three months ended March 31, 1999 and the total cumulative revenue from inception on November 14, 1995 through March 31, 2000 is $14,661. All costs associated with oil and gas activities have been included in "Loss from Oil and Gas Activities" for all periods presented.

8.   Going Concern:

Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets, primarily technology and the Internet. The Company's acquisition of 2-Infinity and AirNexus provided the ability to enter into the technology, Internet markets. However, the Company has not operated profitably to date and there are no assurances that future operations will be profitable.

The Company incurred net losses of ($2,391,283) and ($266,418) for the quarters ended March 31, 2000 and 1999, respectively. The Company's ability to operate as a going concern is contingent upon its ability to effectively market its newly acquired technology products and services and get it to the marketplace. Future success is also dependent on the Company's ability to obtain additional equity financing. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

In January 2000, new board members and senior management were appointed in connection with running operations and raising additional capital through the private placement (Note 13). The new management adopted new strategies for the Company and developed a plan of action as follows:

         - The Company is completing it's plan to sale all remaining assets relating to the oil and gas exploration projects and where necessary, plug and abandon all other non-producing wells that cannot be sold. The Company is in contact with three entities to sell it's interest in the Union Central Life Insurance Co. Well No. 1, all other non-producing wells are to be plugged and abandoned.

         - The Company is pursuing additional strategic alliances to expand the development and marketing of it's core technological products and services surrounding high-speed Internet access.

         - The Company is obtaining customers and adding to its monthly revenue stream by waiving activation fees and hardware costs in return for long-term contracts.

         - The Company is implementing an aggressive marketing and sales program, targeting commercial customers to sell them DSL ("Digital Subscriber Line"), high-speed Internet access and other related products and services.

         - The Company is obtaining additional equity funding to cover the initial marketing plan and infrastructure to acquire and maintain anticipated revenue stream.

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

9.   Related Party Transactions:

In February 1999, the Company issued 1,000,000 shares of restricted common stock to an entity controlled by the President of Lakota Oil, as consideration for services valued at $100,000 related to the negotiation and consummation of a transaction with an oil and gas project.

In January and February 2000, the Company mutually separated from three officers and directors, its CEO, CFO and the President of Lakota Oil. Included in the settlement agreements with the former CEO, the Company issued 4,000,000 shares and $100,000 to compensate him for past service and the Company paid $40,000 for execution of the settlement agreement and consulting services during the transition to new management. Each party mutually discharged any indebtedness owed to the other and Cam Am Resources, Inc, a related party of the CEO. As a result, the Company had accrued at December 31, 1999, $500,000 for compensation of past services at the fair market value of the shares and cash issued as a result of this agreement. In addition, included in the settlement agreements with the former CFO and the former President of Lakota Oil, the Company issued an aggregate of 5,500,000 shares and $100,000 to compensate them for past services and the Company paid an aggregate of $65,000 for the execution of the agreements and consulting services during the transition to new management. As a result, the Company accrued at December 31, 1999, $2,760,500 of compensation expense at the fair market value of the shares and cash issued as a result of these agreements.

Effective August 1, 1999, the Company approved and implemented an Omnibus Stock Option Plan ("the Plan") and the board of directors granted 2,000,000 options to purchase the Company's common stock under the plan. In January 2000, the options granted under the plan were cancelled as part of the settlement and separation agreements with the option holders and the Plan was terminated.

In April 2000, the board of directors approved the issuance of 4,040,000 common shares to employees and directors of the Company as compensation for services performed from June 1999 through January 2000. The shares were valued at fair market value on the date the board was authorized to grant the shares, which was $1.156. In the first quarter of 2000, the Company accrued the remaining pro-rata portion of the compensation expense of $528,281.

10.  Notes Payable:

Notes payable consisted of the following:

                                                             March 31, 2000
                                                          ---------------------

Notes payable to individuals; convertible to stock
  at the option of the holder within one to three
  years; interest at 9.75%, paid quarterly until
  converted;unsecured.                                     $            60,000

Notes payable; due on demand; unsecured,
  non-interest bearing.                                                  5,000
                                                           --------------------

Total notes payable                                        $            65,000
                                                           ====================

11.  Convertible Debentures:

In August 1999, the Company issued $750,000 of 8% convertible debentures exercisable at 75% of fair market value of the Company's common stock on the date of conversion. In addition, the Company issued 5,000,000 warrants at an exercise price of 50% of the fair market value of the Company's stock on the date of exercise. The Company incurred a fee of $40,000 for the transaction. In addition, $250,000 of the $750,000 was held in escrow until all requirements under the agreements were met, including obtaining an effective registration statement for the resale of underlying shares of common stock, which the Company defaulted as of January 1, 2000. Effective January 18, 2000, the Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock and $324,750 of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock. The debentures were subsequently converted into 3,392,857 shares. Total cash received, net of the original $40,000 fee, was $460,000 relating to the transaction. The Company recorded the transaction as if the settlement occurred prior to December 31, 1999. The convertible debentures of $500,000 and accrued interest of $419,500 were recorded as equity at March 31, 2000 as a result of the conversion to common stock.

12.  Warrants:

A summary of the status of the Company's warrants as of March 31, 2000 and changes during the quarter ending March 31, 2000:

                                                                   Average
                                                                   Exercise
                                                  Shares            Price
                                           -----------------------------------

Outstanding at March 31, 2000               5,002,500           $     0.25
        Granted                            10,500,000                 0.50
        Expired                                   -
        Exercised                          (1,070,000)                0.14
                                           -----------------------------------

Outstanding at March 31, 2000              14,432,500            $    0.43

Exercisable at March 31, 2000              14,432,500            $    0.43


13.  Common Stock Transactions:

In January 2000, the Company sold to an accredited investor 750,000 shares of common stock at an exercise price of $.067 per share, together with a warrant to purchase 500,000 shares of common stock at a purchase price of $.125 per share for a period of one year.

In January 2000, the Company issued in exchange for prior services an aggregate of 775,000 shares of common stock to four professionals and consultants. The aggregate amount of $206,150, representing the fair market value of the stock on the date of issuance, was expensed in the quarter ended March 31, 2000. In addition, the Company issued 605,000 shares of common stock to a professional for legal services performed in 1999 and 2000. The total amount of $160,930, representing the fair market value of the stock on the date of issuance, was expensed half in 1999 and the remainder in the first quarter of 2000.

In the first quarter of 2000, the Company completed a private placement raising $2,000,000 by offering 20,000,000 shares of the Company's common stock at $.10 per share. The offering also includes for every two shares purchased, a warrant to acquire an additional share of common stock at $.50, exercisable for a period of one year from the date of issuance.

In February 2000, the Company agreed to issue 175,000 shares of common stock valued at $0.17 per share for public relations services performed by a services firm. In addition, the Company entered into an agreement with that firm to continue their services for a monthly fee of $5,000 and 60,000 shares of common stock. The Company has included in accrued expense in the first quarter ended March 31, 2000, $80,000 representing the fair market value of the stock to be issued per the agreement. On May 2, 2000, the Company gave its 30-day notice to terminate the contract in accordance with the agreement. The shares will be issued in the second quarter of 2000.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                      2-INFINITY.COM, INC. AND SUBSIDIARIES

IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-QSB WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-QSB SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE INFORMATION CONTAINED IN THIS FORM 10-QSB IS BELIEVED BY THE COMPANY TO BE ACCURATE AS OF THE DATE HEREOF. CHANGES MAY OCCUR AFTER THAT DATE, AND THE COMPANY WILL NOT UPDATE THAT INFORMATION EXCEPT AS REQUIRED BY LAW IN THE NORMAL COURSE OF ITS PUBLIC DISCLOSURE PRACTICES.

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

GROWTH; AND (7) THE ABILITY OF THE COMPANY TO GENERATE REVENUES TO COVER OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.

General

Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets, primarily technology and the Internet. The Company's acquisition of 2-Infinity and AirNexus provided the ability to enter into the technology and Internet markets. On April 18, 2000, the Company approved a plan to dispose of all remaining assets relating to the oil and gas exploration projects and where necessary, plug and abandon all other non-producing wells that cannot be sold.

In January 2000, new board members and senior management were appointed in connection with running operations and raising additional capital. The new management adopted new strategies for the Company and developed a plan of action as follows:

         -- The Company is in contact with three entities to sell it's interest in the Union Central Life Insurance Co. Well No. 1, all other non-producing wells are to be plugged and abandoned.

         -- The Company is pursuing additional strategic alliances to expand the development and marketing of its core technological products and services surrounding high-speed Internet access.

         -- The Company is obtaining customers and a monthly revenue stream by waiving activation fees and hardware costs in return for long-term contracts.

         -- The Company is implementing an aggressive marketing and sales program, targeting commercial customers to sell them DSL high-speed Internet access and other related products and services.

         -- The Company is raising additional equity funding to cover costs associated with its initial marketing plan and the necessary infrastructure to effect its business plan.

Management believes the successful completion of its plans, will produce increased revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans or that the Company will be able to raise additional funds.

Results of Operations

Revenues for the quarter ended March 31, 2000 increased to $150,129 from no revenues reported for the quarter ended March 31, 1999. This increase was due to the acquisition of AirNexus and the sales of commercial voice and data products and services.

Cost of Sales for the quarter ended March 31, 2000 increased to $86,263 from no such costs reported for the quarter ended March 31, 1999. This increase was due to the acquisition of AirNexus and the cost of the commercial voice and data products the Company resells.

Amortization expense for the quarter ended March 31, 2000 increased to $503,200 from no such costs reported for the quarter ended March 31, 1999. This increase is due to the write-off of goodwill associated with AGM acquisition, which was determined to be impaired because of the carrying amount of the assets acquired may not be recoverable. The total goodwill was amortized because of the impairment.

Loss from oil and gas activities for the quarter ended March 31, 2000, decreased by ($156,951) or (59 %) to $109,467 from $266,418 in the quarter ended March 31, 1999. The decrease is due to the Company's diversification into technology and the decision to discontinue oil and gas activities. Costs include management and consulting fees to the former management.

General and administrative expenses for the quarter ended March 31, 2000, increased to $1,804,144 from no such costs reported for the quarter ended March 31, 1999. The increase is due to the acquisition of 2-Infinity and AirNexus in June 1999 to enter the technology markets. The general and administrative expenses include employee compensation of $1,058,000 relating to salary and stock awards; marketing costs of $100,000; consulting and professional fees of $421,000; and $225,000 of other general and administrative expenses.

Other income (expense) for the quarter ended March 31, 2000, increased to ($32,106) from no such costs reported for the quarter ended March 31, 1999. The increase is primarily due to the estimated loss on disposal of oil and gas assets.

Net loss for the quarter ended March 31, 2000 increased by $2,124,865 to ($2,391,283) from ($266,418) for the comparable period in the prior quarter. The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset operating expenses and infrastructure costs required to get the technology to the marketplace.

Liquidity and Capital Resources

In the fiscal quarter ended March 31, 2000, the Company raised $2,030,000 in private placement transactions. In addition, the Company raised $146,500 from the exercise of common stock warrants and $20,000 from issuance of a convertible note.

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

The Company's loss for the fiscal quarter ended March 31, 2000 was ($2,391,283). The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop a network operations center and continue its strategy of installing and maintaining DSL equipment in facilities such as commercial buildings and multi-tenant dwellings. The Company believes that this strategy, while initially requiring additional cash outlays, will result in higher margins and longer customer retention. The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital.

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

                                  PART II

Item 1.  Legal Proceedings.

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


Item 2.  Changes in Securities.

In January 2000, the Company issued 925,300 shares of common stock upon exercise of outstanding warrants as follows:


Investor                                             Shares               Price per share
---------                                            ------             ------------------
Joseph Antoci                                        10,000                    0.10
Harvey Bolkema                                       22,800                    0.10
Ray E. Egli                                          30,000                    0.10
Walter Weldon                                        10,000                    0.10
John David Clarke                                    10,000                    0.10
Douglas S. Chadwick                                  10,000                    0.10
Steve Fletcher                                       20,000                    0.10
Ron and Pauline Barber                               50,000                    0.10
Steve D. Morrison                                   125,000                    0.10
Michael Hancock                                     125,000                    0.10
Michael & Diana Erdman                               92,500                    0.10
Jeffrey A. Runner                                   400,000                    0.10
James Hodgson                                        20,000                    0.10


In August 1999, the Company issued $750,000 aggregate principal amount of 8% convertible debentures exercisable at 75% of the fair market value of the Company's common stock on the date of conversion. In addition, the Company issued 5,000,000 warrants at an exercise price of 50% of the fair market value of the Company's stock on the date of exercise. In addition, $250,000 of the $750,000 of proceeds were held in escrow until all covenants under the subscription agreements were met, including obtaining an effective registration statement for the resale of the underlying shares of common stock, which the Company did not fulfill. Effective January 18, 2000, the Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock to the investors listed below and $324,750 aggregate principal amount of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock on the date of conversion. The debentures were subsequently converted into 3,392,857 shares of common stock and issued to the investors listed below. Total proceeds to the Company were $500,000 relating to the transaction.


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


In January 2000, the Company issued 2,200,000 shares of common stock to former shareholders of AGM, Inc. to acquire all of the outstanding shares of AGM, Inc. (AGM), a Nevada corporation, a reporting public company with no operations. In connection with this transaction, the Company also issued 1,500,000 shares of stock to MRC Legal Services Corporation, as a result of their assistance in the negotiation and completion of the transaction. The Company also issued 200,000 additional shares to MRC Legal Services Corporation for past legal services.

In January and February 2000, the Company mutually separated from three officers and directors, its CEO, CFO and the President of Lakota Oil. As part of the separation agreements and compensation for past services, the Company issued 4,000,000 shares of common stock to Ken Honeyman, former CEO, and 2,000,000 shares of common stock to Howard Wilson, former CFO. An additional 2,000,000 shares were held in escrow subject to a payment to each party for $100,000. The payments were made in March 2000 and the shares will be canceled. In addition, the Company issued 3,500,000 shares of common stock to John B. Hayes, former President of Lakota Oil.

In January 2000, the Company issued to Daniel Siefer, an accredited investor, 750,000 shares of common stock at an purchase price of $.067 per share, together with a warrant to purchase 500,000 shares of common stock at a purchase price of $.125 per share for a period of one year.

In January 2000, the Company issued an aggregate of 1,380,000 shares of common stock for services provided to the Company as follows:


Michael Omer                                     475,000
Brent Cavazos                                    605,000
Pat Morgan                                       100,000
Vencent Jalali                                   100,000
Al Cooper                                        100,000


In the first quarter of 2000, the Company completed a private placement raising $2,000,000 by offering 20,000,000 shares of the Company's common stock at $.10 per share. The offering was exempt from registration provided by section 4(2) and/or 3(b) of the 1933 Act, and Rule 506 under Regulation D.
The offering also includes for every two shares purchased, a warrant to acquire an additional share of common stock at $.50, exercisable for a period of one year from the date of issuance. The Company paid an aggregate of $48,000 in finders fees as follows: $8,000 to Mike Kelly and $40,000 to Rick Methaney. The shares of common stock were issued to the following investors:

Accredited investors:

Kevin McCormack             131,300
Mustafa Jalali              225,100
Michael S. Webb               3,500
Yahya AG Solara              10,000
Jennifer Longbotham           8,000
Dipak N. Bhatt              130,000
Milton Smith                 35,000
F. Thomas Siskron             6,500
Leo Paul Black                6,500
Fremont Binder               70,000
J. Michael Jaynes             5,000
Manzoor Hasan                30,000
Robert K. Gibbs             100,000
Patrizia Gentile             25,000
Dorothy Fancett               5,000
Naila Elkassas                5,000
Hazem F. Elkassas             5,000
Danny Duzich                 30,000
David Drake                   4,000

Mark Dodd                    10,000
Sharon Boone                 10,000
Narmadashaker Bhatt          50,000
Ahmad B Ben-Naji              2,000
Jeff Austin III              25,000
Ali Alsaad                   21,500
Zubair A. Alqadi             10,000
Billy Scott                  15,000
Thomas Schoeve               50,000
Ken Samford                  15,000
Duane Carl Radtke             7,500
Walter Putnam                30,000
Daryll Parrott                2,000
Scott Nash                   25,000
Lori Nash                    10,000
Mohammad Naseem               5,000
Jim McCanna                  10,000
Thomas Marano                 5,000
Strother Timberlands         10,000
Lee Magness                  15,000
Howard Loyd III              15,000
Linda M. Long                10,000
Richard Lewins                9,000
Stephen Kerns                10,000
David Jolly                   5,000
John Goodman                  2,000
Robert Sanz                  20,000
Matthew Hensley             100,000
Brian Brinkman               20,000
Nazar Jamsheer                5,500
Mohamed Jamsheer             11,000
Laura Landry                 10,000
Jack Wilson                   2,000
Yousef Yousri                 5,000
Raymond Landry               10,000
David Michael Ballard        15,000
Ahmed Altwaijri               6,000
Diane Duzich                130,000
Eugene Lindsey               10,000
Glen Terrell                  1,200
Jukka Tolonen                20,000
Jack Walker                  10,000
AndreVan Walleghem            5,000
Scott Smith                  25,000
Todd Smith                    6,000
Salman Alhasan                2,000
Mohammed Y. Aldoseri          6,000
Robert D. Patman              1,000
Douglas Robertson             5,000
Steven Clark                  5,000

Daniel Railey                 5,000
Virgil McCall                 5,000
James Rountree               30,000


Unaccredited investors:

Paul D. Pendergraft           5,000
Michael A. Kelly              7,000
Mitchell A. Weigand          10,000
Sohail Alam                  10,000
Jill N. Boullion             10,000
David Michael Sanders         1,200
Dan J. Pulaski                1,000
Norma L. Mills                1,000
Paul J. Kolisch               6,000
Matthew B. Kock               5,000
Christine L. Hsing           10,000
Abe Hakim                     5,000
George A. Dearing III         5,000
Richard Cash Cooper          20,000
Daren H. Collymore           17,000
Manaf Mannai                  4,000
Dewayne L. Weatherford        5,000
Vernita J. Gonzales             100
Roy Shultz                    1,500
Cheryl A. Mik                 3,000
Jason Jobst                     100
Christopher V. Bures         88,500
Byron B. Jones               12,000
Charles K. Ward              12,000
Sharon Garrett               30,000
Virgilio T. Virata            4,000
Mark Alfred Siebert           3,000
Khalid Nabi                   4,000
Jason McCall                 11,000
Otis Carlisle, Jr.            5,000
Laha                          3,000
John M. Butler                3,000
Juan Valdez                  10,000
Patrick Segosebe              3,000



For all securities transactions discussed above, except where otherwise indicated:

         - No underwriter or placement agent was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid.
         - No means of general solicitation was used in offering the securities.
         - The securities in each transaction were sold to a limited group of accredited investors in private placement transactions, exempt from registration under Section 4(2) of the Securities Act.
         - All purchasers of the Company's securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 12, 2000, the Company held a Special Meeting of Shareholders in order to allow the shareholders to vote to approve two proposed amendments to the Company's Articles of Incorporation. In the first proposal, the Company sought approval of an amendment to Section 1 of Article V of the Articles of Incorporation in order to increase the authorized capital stock of the Company from 100,000,000 shares to 300,000,000 shares of common stock. The proposed amendment did not alter the number of authorized shares of preferred stock. In the second proposal, the Company sought approval of an amendment to Article I of its Articles of Incorporation in order to change the Company's name from Lakota Technologies, Inc. to "2-Infinity.com, Inc."

On March 3, 2000, the record date for the Special Meeting of Shareholders held on April 12, 2000, there were 63,501,339 shares of the Company's common stock issued and outstanding. All outstanding shares were entitled to vote on the two proposals. The first proposal was approved by the shareholders, with 47,949,544 shares voting for, 2,608,680 shares voting against and with 123,845 shares abstaining. The second proposal was approved by the shareholders, with 50,619,668 shares voting for, 121,701 shares voting against and 53,875 shares abstaining. Immediately after the Special Meeting of Shareholders, the Company submitted documentation to the Colorado Secretary of State in order to effect the foregoing amendments to its Articles of Incorporation.

In addition, the Company's ticker symbol on the Nasdaq Bulletin Board has been changed to "TWIC." .


Item 5.  Other Information.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     EXHIBITS.

         3.1 Articles of Incorporation of Chancellor Trading Group, Inc. filed July 14, 1995 (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-8 (File No. 333-95021), filed with the Commission on January 20, 2000 (the "Company's Form S-8").

         3.2 Articles of Merger between Lakota Energy, Inc. and Chancellor Trading Group, Inc. filed December 27, 1996 (incorporated herein by reference to Exhibit 3.2 of the Company's Form S-8).

         3.3 Articles of Amendment to the Articles of Incorporation of Lakota Energy, Inc. filed August 4, 1999 (incorporated herein by reference to Exhibit 3.3 of the Company's Form S-8).

         3.4 Bylaws of Lakota Energy Inc.(incorporated herein by reference to Exhibit 3.4 of the Company's Form S-8).

         3.5 Articles of Amendment to the Articles of Incorporation of Lakota Technologies, Inc.

         27      Financial Data Schedule

         (b)     Reports on Form 8-K.

                 The Company filed the following documents with the Securities and Exchange Commission:

                 A report on Form 8-K was filed April 27, 2000 relating to the approval by the Shareholders of two amendments to the Company's Articles of Incorporation: (1) increasing the Company's authorized common stock from 100,000,000 shares to 300,000,000 shares, and (2) changing the Company's name from Lakota Technologies, Inc. to 2-Infinity.com, Inc. No financial statements were required to be filed with this form.

                 A report on Form 8-K was filed May 10, 2000 relating to a change in the Company's independent public accountants. No financial statements were required to be filed with this form.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    2-INFINITY.COM, INC.

Date:  May 12, 2000                 By:    /s/ Majed Jalali
                                       -------------------------
                                    Name:   Majed Jalali
                                    Title:  President and Chief Executive
                                    Officer

Date:  May 12, 2000                 By:    /s/ Kelly Nispel
                                       -------------------------
                                    Name:   Kelly Nispel
                                    Title:  Chief Financial Officer and
                                    Treasurer

                                 EXHIBIT INDEX

         3.1     Articles of Incorporation of Chancellor Trading Group, Inc.
                 filed July 14, 1995 (incorporated herein by reference to Exhibit 3.1 of the Company's Registration Statement on Form
                 S-8 (File No. 333-95021), filed with the Commission on
                 January 20, 2000 (the "Company's Form S-8").

         3.2     Articles of Merger between Lakota Energy, Inc. and Chancellor
                 Trading Group, Inc. filed December 27, 1996 (incorporated herein by reference to Exhibit 3.2 of the Company's Form S-8).

         3.3 Articles of Amendment to the Articles of Incorporation of Lakota Energy, Inc. filed August 4, 1999 (incorporated herein by reference to Exhibit 3.3 of the Company's Form S-8).

         3.4 Bylaws of Lakota Energy Inc.(incorporated herein by reference to Exhibit 3.4 of the Company's Form S-8).

         3.5 Articles of Amendment to the Articles of Incorporation of Lakota Technologies, Inc.

         27      Financial Data Schedule
