Form 10KSB/A
period 1999-12-31
2 INFINITY COM INC
filed 2000-06-22
CIK 1097618

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended December 31, 1999.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from     to

         Commission file number: 000-27821

------------------------------------------------------------------------------
                               2-INFINITY.COM,INC.
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

         As of June 1, 2000, the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $33,062,758. (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of June 1, 2000, the registrant had 87,266,339 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                                     ---   ---

         Documents incorporated by reference:
                           None.

                                TABLE OF CONTENTS

PART I.............................................................................3
         ITEM 1.  DESCRIPTION OF BUSINESS..........................................3
         ITEM 2.  DESCRIPTION OF PROPERTY..........................................9
         ITEM 3.  LEGAL PROCEEDINGS...............................................10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............10

PART II...........................................................................10
         ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........10
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......13
         ITEM 7.  FINANCIAL STATEMENTS............................................15
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................16

PART III..........................................................................16
         ITEM  9.  DIRECTORS AND EXECUTIVE OFFICERS...............................16
         ITEM 10.  EXECUTIVE COMPENSATION.........................................16
         ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT..........................................18
         ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................18
         ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K  .............................19

SIGNATURES........................................................................22

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

         In accordance with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company notes that certain statements in this Form 10-KSB/A and elsewhere which are forward-looking and which provide other than historical information, involve risks and uncertainties that may impact the Company's results of operations. These forward-looking statements include, among others, statements concerning the Company's general business strategies, financing decisions, and expectations for funding capital expenditures and operations in the future. When used herein, the words "believe," "plan," "continue," "hope," "estimate," "project," "intend," "expect," and similar expressions are intended to identify such forward-looking statements. Although the Company believes the expectations reflected in such forward-looking statements are based on reasonable assumptions, no statements contained in this Form 10-KSB/A should be relied upon as predictions of future events. Such statements are necessarily dependent on assumptions, data or methods that may be incorrect or imprecise and may be incapable of being realized. The risks and uncertainties inherent in these forward-looking statements could cause actual results to differ materially from those expressed in or implied by these statements.

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

         Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. The information contained in this Form 10-KSB/A is believed by the Company to be accurate as of the date hereof. Changes may occur after that date, and the Company will not update that information except as required by law in the normal course of its public disclosure practices.

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

         In May and June 1999, the Company acquired two entities that provided the entrance into the technology sector. The Company's subsidiary, 2-Infinity.com, Inc., a Texas corporation ("2-Infinity-Texas") is a provider of digital bundled services to the commercial and residential market. Current services include digital subscriber line (DSL), voice over Internet protocol
(voIP), virtual private networking (VPN) and real private networking (RPN). Digital cable and RPN are projected for release in the 3rd quarter of 2000. A predecessor business that has been merged into 2-Infinity-Texas, AirNexus, Inc., is a retail provider of commercial voice and data products and services with an emphasis on LAN based telephony solutions.

         2-Infinity-Texas, as a result of this merger, now possesses a direct sales force to market digital bundled services to commercial building tenants. 2-Infinity-Texas and AirNexus merged on January 27, 2000 and formed the "2-I Voice Solutions" division to continue the business formerly conducted by AirNexus.

         The Company's subsidiary, Lakota Oil and Gas, Inc., has historically invested in oil and gas exploration projects with joint partners.

HISTORICAL BUSINESS AND EVOLUTION OF THE BUSINESS STRATEGY

         On November 14, 1995, Lakota Energy, Inc. ("Lakota Energy") was formed in the State of Colorado for the purpose of engaging in oil and gas exploration and operations. On November 6, 1996, Lakota Energy was merged with and into Chancellor Trading Group, Inc., a Colorado corporation. As part of the merger agreement, Chancellor issued 9,187,500 shares to the shareholders of Lakota Energy in exchange for 4,593,750 shares of Lakota Energy common stock and an additional 118,000 shares were issued to third parties who assisted in closing the transaction. Chancellor was a publicly traded corporation and had no significant operations prior to the merger with the Company. Immediately following the merger, the shareholders of Chancellor approved the name change to Lakota Energy, Inc.

         Historically, the strategic plan of the Company was to participate in oil and gas exploration projects that have been developed by other successful, well-financed companies. The Company narrowed its interest to projects in certain confined geological areas, primarily in Texas and Louisiana, since they were able to work with consultants that were familiar with the nuances of these geological provinces. However, as a result of continued losses from these ventures, the Company decided to diversify into other businesses, primarily technology and the Internet.

         On August 4, 1999, the Company changed its name to Lakota Technologies, Inc. to further promote its new diversified strategies.

         On May 28, 1999, the Company acquired all of the outstanding stock of 2-Infinity-Texas. As consideration for the acquisition, the Company issued 3,000,000 shares of its common stock to Majed Jalali, the sole shareholder of 2-Infinity-Texas. The acquisition of 2-Infinity-Texas triggered the beginning of the Company's desire to diversify into the technology and Internet markets. 2-Infinity-Texas offers digital bundled services, focusing on the Texas market during the next 12 months, and with plans to expand into four additional markets in the near future.

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

         On January 18, 2000, the Company entered into an agreement with shareholders of AGM, Inc., a Nevada corporation ("AGM"), pursuant to which the Company issued 2,200,000 shares of common stock to acquire 100% of AGM. The Company acquired AGM in order to become a reporting company with the SEC. As part of the acquisition, the

Company elected to have successor issuer status under Rule 12g-3 of the Securities Exchange Act of 1934 in order to be a SEC reporting entity.

         On January 27, 2000, AirNexus and 2-Infinity-Texas merged, with 2-Infinity being the surviving corporation. Although the merger is expected to result in reduced overhead expenses, it is not expected to have a material effect on operations. The voice and data products and services originally sold by AirNexus now constitute the company's 2-I Voice Solutions division.

INDUSTRY OVERVIEW.

         The DSL industry is still in its infancy. Industry analysts estimate that there are less than 1 million DSL subscribers nationwide. Projections estimate an approximate 180 percent growth rate by the end of year 2000. The recent Telecommunications Act of 1996 and the demand for a cost-effective solution for high-speed dedicated access have spawned a new bread of Competitive Local Exchange Carriers (CLECs). These new facility-based providers known as data CLECs are leveraging DSL to obtain market share and increase margins. Companies such as Covad, Rhythms and Northpoint have deployed DSL networks in more than 25 major US cities. As a result, traditional local Internet service providers have forged agreements to resell DSL services in an attempt to increase margins and curtail the high rate of churn amongst existing dial-up customers.

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

THE MARKET

High Speed Internet Access

         2-Infinity-Texas has entered into a Channel Partners Agreement with Tut Systems, Inc.("Tut"), which gives us the non-exclusive right to sell Tut's products. Under the terms of that agreement, 2-Infinity-Texas has the right to purchase Tut's products at prices according to regularly published price lists from Tut Systems and re-sell them to their customers. There are no limits on the re-sale prices 2-Infinity-Texas can charge on the products. The agreement is automatically renewed for successive one year terms, but can be terminated by either party on 90 days notice or by Tut Systems if 2-Infinity-Texas fails to purchase a minimum of $1,000,000 in products per year.

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

         2-Infinity-Texas will market the Tut's products through existing contacts and personal introductions, and is seeking to enter into agreements with the owners and managers of multi-dwelling units, such as commercial properties, apartment complexes, hotels, high rise apartment buildings, and residential developers to become the Internet service provider for the entire developments.

         2-Infinity-Texas offers its digital bundled services in two different packages. The first option allows the subscriber to rent equipment monthly on a low cost-per-unit basis. The second option allows the subscriber to purchase the equipment. In addition to the basic high speed Internet access, subscribers can purchase services including:

         --       Local dial tone
         --       Voice over IP
         --       Creation of web sites

Voice and Data Products and Services

         2-I Voice Solutions continues to market the 3COM NBX 100 LAN based business phone system. INTERNET TELEPHONY magazine deemed the NBX 100 communications system one of the "Products of the Year." In November 11, 1999, PC MAGAZINE awarded the NBX 100 communications system with the "1999 Technical Excellence Award." Because the NBX 100 uses standard network cabling to support voice traffic, it affords businesses the ability to consolidate voice, video and data on one single cable. We believe the NBX 100 communications system permits computers, telephone networks and the Internet to be integrated in a more functional manner.

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

         2-I Voice Solutions has designed the following strategy intended to make the Company a leader in the telephone marketplace:

         --       Market product lines which give clients the latest features at a discount over competing systems;
         --       Focus on LAN based business phone systems; and
         --       Build an interactive demonstration room that provides
                  potential clients a hands-on approach to the products and services.

Oil and Gas Exploration Projects and Operations

         The Company invested in the South Halter Island Prospect, located in St. Mary and Terrebonne Parishes, Louisiana, in which the Company is under contract with Panaco, Inc., York Resources, Inc., Janivo Realty, Inc., and Carson Energy, Inc., which entitles the Company to a 7.5% working interest and a 75% net revenue interest in a specific oil well. The Company's initial investment into the project was $24,000, plus an additional $163,748, which represented the Company's share of the operating expenses. On July 27, 1999, this well was plugged and abandoned. The Company accrued an additional $17,772 at December 31, 1999 for it's portion of the costs to complete the plug and abandonment of the well.

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

EMPLOYEES.

         As of June 1, 2000, the Company had 42 full-time employees. None of our employees are covered by any collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company's principal executive offices are located at 4828 Loop Central Drive, Suite 150, Houston, Texas 77081, which is occupied under a lease ending October 31, 2007 for $18,318.07 per month. At the end of such term, we believe that we can lease the same or comparable offices at approximately the same monthly rate.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

General

         Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets, primarily technology and the Internet. The Company's acquisition of 2-Infinity-Texas and AirNexus provided the ability to enter into the technology and Internet markets. However, the Company has not operated profitably to date and there are no assurances that there will be future profitable operations.

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

         -- The Company is implementing an aggressive marketing and sales program targeting commercial customers to sell them DSL high-speed Internet access and other related products and services.

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

         General and administrative expenses for the year ended December 31, 1999, increased $9,379,629 or 2,671% to $9,730,768 from $351,139 in the year ended December 31, 1998. The increase is primarily due to $7,934,529 of additional compensation as a result of salary increases and stock awards issued to current and former officers and employees for services performed in 1999, $688,653 for the additional general and administrative expense as a result of acquiring 2-Infinity and AirNexus, and $547,959 of additional legal, consulting and professional fees to complete the convertible debt and equity financings and oil and gas related transactions in 1999.

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

         Net loss for the year ended December 31, 1999 increased by $12,231,681 or 3,431% to $12,588,149 from $356,468 for the comparable period in the prior year. The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset its investment and operating expenses.

Liquidity and Capital Resources

         The Company raised $1,187,500 from notes payable and the sale of convertible debentures during the year ended December 31, 1999. In addition the company raised $430,000 in private placements of common stock to accredited investors and options and $175,630 from the exercise of common stock warrants.

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

         The Company's loss for the fiscal year ended December 31,1999 was $(12,588,149). The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop a network operations center and continue its strategy of installing and maintaining DSL equipment in facilities such as commercial buildings and multi-tenant dwellings. The Company believes that this strategy, while initially requiring additional cash outlays, will result in higher margins and longer customer retention. The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital.

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

ITEM 7. FINANCIAL STATEMENTS.

                                    CONTENTS

Independent Auditors' Report.......................................F-2

Consolidated Balance Sheet.........................................F-3

Consolidated Statements of Operations..............................F-5

Consolidated Statements of Stockholders' Equity (Deficit)..........F-6

Consolidated Statements of Cash Flows..............................F-9

Notes to the Consolidated Financial Statements....................F-11

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Lakota Technologies, Inc. and Subsidiaries
(A Development Stage Company)
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of Lakota Technologies, Inc. (formerly Lakota Energy, Inc.) and Subsidiaries (a development stage company) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1999 and 1998 and from inception on November 14, 1995 through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

                    LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                                             From
                                                                                                          Inception on
                                                                        For the Years                     November 14,
                                                                      Ended December 31,                  1995 Through
                                                              ------------------------------------        December 31,
                                                                    1999                1998                 1999
                                                              ----------------    ----------------    -----------------

REVENUES                                                      $        257,316    $         -         $         257,316

COST OF SALES                                                          159,209              -                   159,209
                                                              ----------------    ----------------    -----------------

GROSS MARGIN                                                            98,107              -                    98,107

EXPENSES

  Depreciation expense                                                  14,449               1,200               16,849
  Amortization expense                                               2,172,528                -               2,172,528
  Oil and gas properties expenditures                                  341,444                -                 342,644
  General and administrative                                         9,730,768             351,139           10,492,623
                                                               -----------------   ----------------   -----------------

     Total Expenses                                                 12,259,189             352,339           13,024,644

                                                                ----------------   ----------------   -----------------
     Loss from Operations                                          (12,161,082)          ((352,339)         (12,926,537)
                                                                ----------------   ----------------   -----------------

OTHER INCOME (EXPENSE)

  Interest expense                                                    (437,042)             (5,491)          (1,230,670)
  Interest income                                                       13,495               1,362               15,257
  Loss on disposal of assets                                            (3,520)                                  (3,520)
                                                               ----------------    ----------------    -----------------

     Total Other Income (Expense)                                     (427,067)             (4,129)          (1,218,933)
                                                              ----------------     ----------------    -----------------

NET LOSS                                                      $    (12,588,149)   $       (356,468)   $     (14,145,470)
                                                               ================    ================    =================

BASIC LOSS PER SHARE                                          $          (0.36)   $          (0.03)
                                                               ================    ================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                        34,569,693          13,371,602
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

                  LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                            Deficit
                                                                                                           Accumulated
                                                                        Common Stock                        During the
                                                             ---------------------------------------       Development
                                                                 Shares                Amount                Stage
                                                             -----------------     -----------------    ------------------

Balance, December 31, 1997                                       12,141,500        $    1,158,158       $    (1,200,853)

Common stock issued for cash at
 approximately $0.10 per share                                    3,608,800               344,378                -

Common stock issued for services
 at approximately $0.03 per share                                 4,928,433               147,853                -

Net loss for the year ended
 December 31, 1998                                                   -                     -                   (356,468)
                                                             -----------------     -----------------    ------------------

Balance, December 31, 1998                                       20,678,733             1,650,389            (1,557,321)

Common stock issued for cash
 at approximately $0.12 per share                                 1,360,000               167,600               -

Common stock issued for debt
 at approximately $0.07 per share                                 7,685,581               550,000               -

Common stock issued in business
 combination at $0.35 per share                                   6,000,000             2,100,000                -

Common stock issued  for services
 at approximately $0.12 per share                                 5,054,977               598,538                -

Options issued for cash at approximately
 $0.10 per share                                                     -                    100,000                -

Stock issued for debt and interest at approximately
 $0.09 per share                                                  1,185,216               104,091                -

Funds received for stock to be issued                               200,000                20,000                -
 subsequent to year end, 200,000 shares at
 $0.10 per share

Stock issued for cash at approximately
 $0.12 per share                                                  2,560,300               318,030                -
                                                          -----------------     -----------------    ------------------

Balance forward                                                  44,724,807     $       5,608,648    $      (1,557,321)
                                                          -----------------     -----------------    ------------------


   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                            Deficit
                                                                                                           Accumulated
                                                                        Common Stock                        During the
                                                             ---------------------------------------       Development
                                                                 Shares                Amount                Stage
                                                             -----------------     -----------------    ------------------

Balance forward                                                  44,724,807        $    5,608,648       $    (1,557,321)

Stock issued for services at approximately
 $0.14 per share                                                    400,000                54,320                -

Common stock canceled (Note 11)                                  (3,846,325)               -                     -

Net loss for the year ended
 December 31, 1999                                                        -                -                (12,588,149)
                                                           -----------------      ----------------    ------------------

Balance, December 31, 1999                                       41,278,482        $    5,662,968       $   (14,145,470)
                                                           =================     =================    ==================

   The accompanying notes are an integral part of these financial statements.

                    LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                           From
                                                                                                       Inception on
                                                                          For the Years                 November 14,
                                                                        Ended December 31,             1995 Through
                                                              -------------------------------------    December 31,
                                                                     1999              1998                1999
                                                              ------------------  -----------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net (loss)                                                 $      (12,588,149) $        (356,468) $      (14,145,470)
   Adjustments to reconcile net d(loss to net
    cash flows from operating activities:
     Depreciation expense                                                 14,449              1,200              16,849
     Loss on disposal of assets                                            3,520                -                 3,520
     Amortization expense                                              2,172,528                -             2,174,156
     Common stock issued for services                                  8,570,476            147,853           8,738,329
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                          (17,044)               -               (17,044)
     Increase (decrease) in accounts payable                             108,691              2,104             110,795
     Increase (decrease) in accrued expenses                              62,414              6,476              82,229
     (Increase) decrease in other assets                                  (2,295)               -               (17,481)
     Increase in related party receivable                                    -              (33,870)                -
                                                              ------------------  -----------------  ------------------
       Net Cash (Used) by Operating Activities                        (1,675,410)          (232,705)         (3,054,117)
                                                              ------------------  -----------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                                    (84,397)               -              (100,518)
                                                              ------------------  -----------------  ------------------
       Net Cash (Used) by Investing Activities                           (84,397)               -              (100,518)
                                                              ------------------  -----------------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of notes payable                                              (60,000)           (22,098)           (110,532)
   Proceeds from notes payable/debenture                               1,187,500                -             1,242,414
   Conversion of preferred stock to common stock                             -                  -               812,500
   Issuance of common stock and options                                  605,630            344,378           1,275,666
                                                              ------------------  -----------------  ------------------
       Net Cash Provided by Financing Activities                       1,733,130            322,280           3,220,048
                                                              ------------------  -----------------  ------------------
NET INCREASE (DECREASE) IN CASH                                          (26,677)            89,575              65,413

CASH AT BEGINNING OF PERIOD                                               92,090              2,515                 -
                                                              ------------------  -----------------  ------------------

CASH AT END OF PERIOD                                         $           65,413  $          92,090  $           65,413
                                                              ==================  =================  ==================

   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)

                                                                                                           From
                                                                                                       Inception on
                                                                          For the Years                 November 14,
                                                                        Ended December 31,             1995 Through
                                                              -------------------------------------    December 31,
                                                                     1999              1998                1999
                                                              ------------------  -----------------  ------------------

CASH PAID DURING THE PERIOD FOR:

   Interest                                                   $            4,739  $          -       $            4,739
   Income taxes                                               $               -   $          -       $               -

NON-CASH TRANSACTIONS

   Common stock and debt issued for services                  $        8,570,476  $         147,853  $        8,738,329
   Organization costs paid by related party                   $               -   $          -       $            5,472
   Issuance of preferred stock for oil and
     gas properties                                           $           -       $          -       $          812,500
   Common stock issued for business
    acquisition                                               $        2,100,000  $          -       $        2,100,000
   Common stock issued for debt                               $          647,500  $          -       $          647,500

   The accompanying notes are an integral part of these financial statements.

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 1            HISTORY AND ORGANIZATION

                  The consolidated financial statements presented are those of Lakota Technologies, Inc. (formerly Lakota Energy, Inc.) ("the Company") (a development stage company) and its wholly owned subsidiaries, 2-Infinity.com, Inc.("2-Infinity-Texas"),
                  AirNexus, Inc., and Lakota Oil and Gas, Inc. The Company was incorporated in the state of Colorado on July 14, 1995 to engage in the acquisition and exploration of oil and gas properties. In 1999, management diversified into the technology and Internet markets, acquiring two companies 2-Infinity.com, Inc. ("2-Infinity-Texas") and AirNexus, Inc. ("AirNexus").

                  On May 28, 1999, the Company acquired all of the outstanding stock of 2-Infinity-Texas, a Texas Corporation. As consideration for the acquisition, the Company issued 3,000,000 shares of its common stock to the sole shareholder and founder of 2-Infinity-Texas. 2-Infinity-Texas provides digital bundled services, including high-speed Internet access. The acquisition was accounted for as a purchase.

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

NOTE 2            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

                  b. Revenue Recognition

                  The Company has recorded revenues from its percentage interest in the oil production from the producing oil and gas wells. Revenue from the production of oil is recognized when the oil is removed from the well. Revenues for 1999 also include revenues from the Company's newly acquired technology subsidiary, AirNexus since June 8,1999. 2-Infinity-Texas reported no revenues in 1999. Revenue From business telephone and voice mail systems products are recorded when shipped and any related services revenue are recorded when the services are rendered to the customer.

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

NOTE 3            BUSINESS COMBINATIONS

                  On May 28, 1999, the Company acquired all of the outstanding shares of 2-Infinity-Texas, a provider of high-speed Internet access products and services, for 3,000,000 shares of the Company's common stock. 2-Infinity-Texas had only been in existence for a short period of time and had no prior operations. The acquisition has been accounted for as a purchase. The agreement also provides additional consideration based upon achieving certain revenue performance goals for up to an additional 6,000,000 shares. In January 2000, the additional consideration was cancelled.

                  On June 9, 1999, the Company acquired all of the outstanding shares of AirNexus, a retail provider of commercial voice and data products and services. The Company issued 3,000,000 shares of common stock and $60,000 in cash in exchange for all of the outstanding shares if AirNexus. The acquisition has been accounted for as a purchase. The agreement also provides additional consideration based upon achieving certain revenue performance goals for up to an additional 3,000,000 shares. In January 2000, the additional consideration was cancelled.

                  Allocation of the purchase price for the acquisitions is as follows:

                                                                2-Infinity-Texas       AirNexus
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
                                                                ================== =================

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999

                  The following pro forma financial information gives effect to the 2-Infinity-Texas and AirNexus acquisitions as if they had been acquired at the beginning of fiscal years 1998 and 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future:

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

NOTE 4            GOING CONCERN

                  Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets primarily technology and the Internet. The Company's acquisition of 2-Infinity-Texas and AirNexus provided the ability to enter into the technology, Internet market. However, the Company has not operated profitably to date and there are no assurance that future operations will be profitable.

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

NOTE 5            RELATED PARTY TRANSACTIONS

                  In February 1999, the Company issued 1,000,000 shares of restricted common stock to an entity controlled by the President of Lakota Oil, as consideration for services valued at $100,000 related to the negotiation and consummation of a transaction with an oil and gas project.

                  In January and February 2000, the Company mutually separated from three officers and directors, its CEO, CFO and the President of Lakota Oil. Included in the settlement agreements with the former CEO, the Company issued 4,000,000 shares and $100,000 to compensate him for past service and the Company paid $40,000 for the execution of the settlement agreement and consulting services during the transition to new management. Each party mutually discharged any indebtedness owed to the other and Cam Am Resources, Inc, a related party of the CEO. As a result, the Company has accrued at December,1999 $500,000 for compensation of past services at the fair market value of the shares and cash issued as a result of this agreement. In addition, included in the settlement agreements with the former CFO and the President of Lakota Oil, the Company issued an aggregate of 5,500,000 shares and $100,000 to compensate them for past service and the Company paid an aggregate of $65,000 for the execution of the agreements and consulting services during the transition to new management. As a result, the Company has accrued at December 31, 1999, $2,760,500 of compensation expense at the fair market value of the shares and cash issued as a result of these agreements.

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

                  In April 2000, the board of directors approved the issuance of 4,040,000 common shares to employees and directors of the Company as compensation for services performed from June through January 2000. The shares were valued at the fair market value on the date the board was authorized to grant the shares, which was $1.156. In December 31, 1999,the company has accrued $ 4,141,960 of compensation expense.

NOTE 6            NOTES PAYABLE

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




NOTE 7            COMMITMENTS AND CONTINGENCIES

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

                  Contingencies

                  The Company is arbitrating a claim arising in the ordinary course of business. In the opinion of the Company's legal counsel and management, any liability resulting from such litigation would not be material in relation to the Company's financial position

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


NOTE 8            INCOME TAXES

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

NOTE 9            CONVERTIBLE DEBENTURES


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


NOTE 10           WARRANTS & OPTIONS

                  A summary of the status of the Company's warrants as of December 31,1999 and changes during the period ending December 31, 1999:



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



NOTE 11           COMMON STOCK TRANSACTIONS

                  In 1997, the Company issued approximately 4,500,000 shares for services. In 1999, the Company renegotiated the number of shares since the services had not been performed as anticipated. The Company received back and canceled 3,846,325 shares.

NOTE 12           OPERATING SEGMENTS

                  Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company conducts its operations principally in the oil and gas industry through Lakota Oil and technology industry through 2-Infinity-Texas and Air Nexus.

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
                                                                    -------------------
                                                                          $1,550,316
                                                                   ===================

                   LAKOTA TECHNOLOGIES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                                December 31, 1999


                  On April 12, 2000, the shareholders of the Company approved the increase in the number of authorized shares of common stock outstanding to 300,000,000 shares and the Company's name changed to 2-Infinity.com, Inc.

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
                                                                      Treasurer

         MAJED M. JALALI has been the Chairman of the Board of Directors and President and Chief Executive Officer of the Company since January 2000. Prior to that he served as President of 2-Infinity-Texas beginning in March 1999. From January 1998 to March 1999, Mr. Jalali served as Chief Executive Officer of Infinity International School. Prior thereto, Mr. Jalali was a university student.

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

         KELLY NISPEL has been Chief Financial Officer and Treasurer for the Company since March 2000. From 1997 to 2000, Ms. Nispel was employed by Corporate Express Delivery Systems, Inc. (CEDS), recently acquired by United Shipping and Technology, Inc., in a variety of positions from Director of Finance to Vice President of Finance. Her responsibilities included SEC financial reporting, senior lender reporting, banking relations and other financial, tax and treasury matters. From 1996 to 1997, Ms. Nispel was employed with Corporate Express, Inc., the parent company of CEDS, as a Regional Assistant Controller. From 1993 to 1996, Ms. Nispel was the Chief Financial Officer for Ovation Data Services, Inc., where she was responsible for all financial related matters. Ms. Nispel is a certified public accountant in the states of Texas and Colorado.

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

Restricted Stock Issuances

         In February 1999, the Company issued 1,000,000 shares of restricted common stock to Cactus Petroleum, Inc., an entity controlled by John B. Hayes, a former Director of the Company, as consideration for services provided pursuant to an agreement with Optima Investments, Inc. in connection with the private placement of securities under Rule 504 of Regulation D offering. Mr. Hayes assisted in the identification, negotiation, and closing of the transaction with Optima.

         In April 1999, the Company issued 1,676,429 and 1,229,643 shares of restricted common stock to Ken Honeyman and Howard Wilson, respectively, as consideration for accrued compensation for past services rendered. Mr. Honeyman and Mr. Wilson had each verbally agreed to forego any cash compensation up to the date of issuance for their services as chief executive officer and secretary, respectively, in exchange for the shares.

         In July 1999, the Company issued 300,000 shares of restricted common stock to John B. Hayes as consideration for accrued compensation for past services rendered. Mr. Hayes had verbally agreed to forego any cash compensation up to the date of issuance for services rendered as president of the oil and gas division of Lakota Energy, Inc., and subsequently as president of Lakota Oil and Gas, Inc.

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

(1) The address for each of these shareholders is c/o 2-Infinity.com, Inc., 4828 Loop Central Drive, Suite 150, Houston, Texas 77081.
(2) Includes shares held as joint tenants with spouse, or directly in spouse's name.
(3) Includes warrants to purchase an aggregate of 2,000,000 shares of common stock, 1,250,000 of which are exercisable until November 30, 2000 at $0.15 per share and 750,000 of which are exercisable until December 22, 2000 at $0.20 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In February 1999, the Company issued 1,000,000 shares of restricted common stock to an entity controlled by the president of Lakota Oil as consideration for services valued at $100,000 related to the negotiation and consummation of a transaction with an oil and gas project.

         In January and February 2000, the Company mutually separated from three officers and directors, its CEO, CFO and the president of Lakota Oil. Included in the settlement agreements with the former CEO, the company issued 4,000,000 shares and $100,000 to compensate him for the past service and the company paid $40,000 for execution of the settlement agreement and consulting services during the transition to new management. Each party mutually discharge any indebtedness owed to the other and Cam Am Resources, Inc, a related party of the CEO. As a result, the Company has accrued at December 31, 1999, $500,000 for compensation of past services at the fair market value of the shares and the cash issued as a result of this agreement. In addition, included in the settlement agreements with the former CFO and the former President of Lakota Oil, the Company issued an aggregate of 5,500,000 shares and $100,000 to compensate them for past services and the company paid aggregate of $65,000 for the execution of the agreements and consulting services during the transition to new management. As a result, the Company has accrued at December 31, 1999 $2,760,500 of compensation expense at the fair market value of the shares and cash issued as a result of these agreements.

         Effective August 1, 1999, the Company approved and implemented the Omnibus Stock Option Plan ("the Plan") and the board of directors granted 2,000,000 options to purchase the Company's common stock under the plan. In January 1999, the options granted under the plan were cancelled as part of the settlement and separation agreements with the option holders and the Plan was terminated.

         In June 1999, the Company issued an aggregate of 3,000,000 shares at $.38 per share of restricted common stock to Majed Jalali, the sole shareholder of 2-Infinity-Texas, pursuant to the acquisition agreement between the Company and Jalali.

         In June 1999, the Company issued an aggregate of 2,000,000 shares at $.32 per share of restricted common stock to Patrick Cody Morgan and Candus Morgan in connection with the acquisition of AirNexus (formerly Voice Design, Inc.)

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

3.5* Articles of Amendment to the Articles of Incorporation of Lakota Technologies, Inc. (incorporated by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

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

10.10* Warrant executed in favor of Dipak Bhatt to purchase 750,000 shares, expiring December 22, 2000 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575))

10.11* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 500,000 shares, expiring December 10, 2000 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

10.12* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 250,000 shares, expiring December 17, 2000 (incorporated by reference from the Registration Statement on Form SB-2 of Lakota Technologies (Registration No. 333-88575)).

10.13** Letter Agreement and Amendment to Employment Agreement dated as of March 1, 2000 between Lakota Technologies, Inc. and Majed Jalali.

10.14** Letter Agreement and Amendment to Employment Agreement dated as of March 1, 2000 between Lakota Technologies, Inc. and Patrick Cody Morgan.

10.15** Voice Solutions Reseller Agreement dated as of November 23, 1999, between 3Com Corporation and Air Nexus, Inc.

10.16** Agreement for the Purchase and Sale of Assets dated as of March 22, 2000, between 2-Infinity.com, Inc. and Afaneh, Inc.

10.17* Restricted Stock Award Agreement Between 2-Infinity.com and Jason Miller, dated April 18, 2000 (incorporated by reference to Exhibit
             10.1 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.18* Restricted Stock Award Agreement Between 2-Infinity.com and Andrea Gonzales, dated April 18, 2000 (incorporated by reference to
             Exhibit 10.2 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.19*       Restricted Stock Award Agreement Between 2-Infinity.com and Sherri

             Mercer, dated April 18, 2000 (incorporated by reference to Exhibit
             10.3 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.20* Restricted Stock Award Agreement Between 2-Infinity.com and David Marron, dated April 18, 2000 (incorporated by reference to Exhibit
             10.4 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.21* Restricted Stock Award Agreement Between 2-Infinity.com and Nick Escobedo, dated April 18, 2000 (incorporated by reference to
             Exhibit 10.5 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.22* Restricted Stock Award Agreement Between 2-Infinity.com and Mike Virata, dated April 18, 2000 (incorporated by reference to Exhibit
             10.6 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.23* Restricted Stock Award Agreement Between 2-Infinity.com and Cody Morgan, dated April 18, 2000 (incorporated by reference to Exhibit
             10.7 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.24* Restricted Stock Award Agreement Between 2-Infinity.com and Majed Jalali, dated April 18, 2000 (incorporated by reference to Exhibit
             10.8 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.25* Restricted Stock Award Agreement Between 2-Infinity.com and Candus Morgan, dated April 18, 2000 (incorporated by reference to Exhibit
             10.9 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.26* Restricted Stock Award Agreement Between 2-Infinity.com and Charlie Downey, dated April 18, 2000 (incorporated by reference to Exhibit
             10.10 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.27* Restricted Stock Award Agreement Between 2-Infinity.com and David Bodie, dated April 18, 2000 (incorporated by reference to Exhibit
             10.11 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.28* Restricted Stock Award Agreement Between 2-Infinity.com and Kelly Nispel, dated April 18, 2000 (incorporated by reference to Exhibit
             10.12 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

10.29* Restricted Stock Award Agreement Between 2-Infinity.com and Ahmed Alumran, dated April 18, 2000 (incorporated by reference to Exhibit
             10.13 of the Company's Registration Statement on Form S-8 (Registration No. 333-38304)).

23.1         Consent of Jones, Jensen & Company, Certified Public Accountants

27           Financial Data Schedule

---------------------
* Incorporated by reference as indicated
** Previously Filed


(B) Reports on From 8-K.

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              2-INFINITY.COM, INC.

Dated June 21, 2000
                                              By: /s/ Majed Jalali
                                                  -------------------------
                                                  Name: Majed Jalali
                                                  Title: President and
                                                         Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below on June 20, 2000 by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                               Title                                        Date
---------                               -----                                        ----

/s/ Majed Jalali                        Chairman, President and Chief                June 21, 2000
----------------------------            Executive Officer (principal
Majed Jalali                            executive officer)


/s/ Patrick Cody Morgan                 Chief Operating Officer and Director         June 21, 2000
---------------------------
Patrick Cody Morgan


/s/ Kelly Nispel                        Chief Financial Officer,                     June 21, 2000
---------------------------             Treasurer and Director (principal
                                        accounting and financial officer)
Kelly Nispel


/s/ Scott E. Smith                      Director                                     June 21, 2000
----------------------------
Scott E. Smith


/s/ Michael L. Omer                     Director                                     June 21, 2000
-----------------------------
Michael L. Omer