Form 10QSB
period 2000-06-30
2 INFINITY COM INC
filed 2000-08-14
CIK 1097618

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000.

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

          As of August 14, 2000, 86,576,339 shares of the issuer's common stock were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                              2-INFINITY.COM, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX



                                                                          PAGE
                                                                         -----

PART I.   FINANCIAL INFORMATION..............................................3

ITEM 1.   a)     Consolidated Financial Statements...........................3

   b)     Consolidated Balance Sheet - June 30, 2000.........................3

   c)     Consolidated Statements of Operations -
          Six months ended June 30, 2000 and 1999............................5

   d)     Consolidated Statements of Cash Flows -
          Six months ended June 30, 2000 and 1999............................6

   e)     Notes to Consolidated Financial Statements.........................8


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................15


PART II.  OTHER INFORMATION.................................................18


ITEM 1.     Legal Proceedings...............................................18

ITEM 2.     Changes in Securities ..........................................18

ITEM 3.     Defaults upon Senior Securities.................................22

ITEM 4.     Submission of Matters to a Vote of Securities Holders...........22

ITEM 5.     Other Information...............................................23

ITEM 6. Exhibits............................................................23

SIGNATURES..................................................................24

EXHIBIT INDEX...............................................................24

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                              2-INFINITY.COM, INC.
                           Consolidated Balance Sheet

                                     ASSETS

                                                                                               June 30,
                                                                                                 2000
                                                                                            -------------
CURRENT ASSETS

  Cash                                                                                        $   242,604
  Accounts receivable, net of allowance for doubtful accounts of $7,451                           233,833
  Accounts receivable - other                                                                      15,921
  Accounts and notes receivable - employees                                                       104,349
  Prepaid expenses                                                                                 20,254
  Security deposit                                                                                 15,959
                                                                                            -------------
     Total Current Assets                                                                         632,920
                                                                                            -------------
PROPERTY AND EQUIPMENT

  Leasehold Improvements                                                                            3,207
  Furniture and fixtures                                                                           71,058
  Equipment                                                                                       232,579
  Less:  accumulated depreciation                                                                 (35,083)
                                                                                            -------------
     Total Property and Equipment                                                                 271,761
                                                                                            -------------
OTHER ASSETS

  CLEC license                                                                                    387,300
                                                                                            -------------
     TOTAL ASSETS                                                                             $ 1,291,981
                                                                                            =============


   The accompanying notes are an integral part of these financial statements.

                              2-INFINITY.COM, INC.
                     Consolidated Balance Sheet (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     June 30,
                                                                       2000
                                                                  --------------
CURRENT LIABILITIES

  Accounts payable                                                 $    689,951
  Notes payable                                                          76,000
  Accrued expenses                                                      224,867
  Other Liabilities                                                      43,127
                                                                  --------------
    Total Current Liabilities                                         1,033,945
                                                                  --------------
STOCKHOLDERS' EQUITY

  Preferred stock 25,000,000 shares authorized,
    no par value; no shares outstanding                                   -
  Common stock 300,000,000 shares authorized, no par
    value; 84,816,339 shares issued and outstanding                       -
  Additional Paid in Capital - Common stock                          13,404,348
  Accumulated Deficit                                               (13,146,312)
                                                                  --------------
    Total Stockholders' Equity                                          258,036
                                                                  --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        1,291,981
                                                                  ==============


   The accompanying notes are an integral part of these financial statements.

                              2-INFINITY.COM, INC.
                      Consolidated Statements of Operations


                                                                     Six Months
                                                                   Ended June 30,
                                                         ----------------------------------
                                                              2000                1999
                                                         ----------------    --------------
REVENUES                                                   $  1,434,362        $    118,726

COST OF SALES                                                 1,143,953              57,945
                                                         ----------------    --------------

GROSS MARGIN                                                    290,409              60,781
                                                         ----------------    --------------
EXPENSES

  Depreciation expense                                           22,820               5,545
  Amortization expense                                          503,200           2,160,440
  Loss from oil and gas activities                              109,467             235,491
  General and administrative                                  2,768,587             370,271
                                                         ----------------    --------------

    Total Expenses                                            3,404,074           2,771,747
                                                         ----------------    --------------

    Loss from Operations                                     (3,113,665)         (2,710,966)
                                                         ----------------    --------------
OTHER INCOME (EXPENSE)
  Interest expense                                              (12,187)                -
  Interest income                                                 2,656                 614
  Loss on disposal of oil and gas assets                        (31,273)                -
                                                         ----------------    --------------

    Total Other Income (Expense)                                (40,804)                614
                                                         ----------------    --------------

    Loss before Cancellation of Stock                        (3,154,469)         (2,710,352)

  Income (expense) from cancellation of stock                 4,141,960            (591,708)
                                                         ----------------    --------------

NET INCOME (LOSS)                                               987,491          (3,302,060)
                                                         ================    ==============
INCOME (LOSS) PER SHARE
    Basic                                                  $       0.01        $      (0.10)
    Diluted                                                $       0.01        $      (0.10)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
    Basic                                                    75,642,603          32,227,425
    Diluted                                                  80,121,865          32,227,425


   The accompanying notes are an integral part of these financial statements.

                              2-INFINITY.COM, INC.
                      Consolidated Statements of Cash Flows


                                                                                          Six Months
                                                                                        Ended June 30,
                                                                               ------------------------------
                                                                                   2000             1999
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                            $   987,491       (3,302,060)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Depreciation expense                                                          22,820            7,945
       Loss on disposal of oil and gas assets                                        31,273              -
       Amortization expense                                                         503,200        2,160,440
       Common stock issued (cancelled) for services, net                         (3,751,924)         111,852

   Changes in operating assets and liabilities:
       Increase in accounts and other receivable                                   (323,557)         (63,753)
       Increase (decrease) in accounts payable                                      579,156           12,318
       Increase in accrued expense and other liabilities                            108,120          578,124
       Decrease in prepaid expense and assets                                         9,212              -
                                                                               ------------      ------------

       Net Cash Used by Operating Activities                                     (1,834,209)        (495,134)
                                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of CLEC license                                                         217,000              -
   Purchase of property and equipment                                              (222,753)        (103,701)
                                                                               ------------      ------------

       Net Cash Used by Investing Activities                                       (439,753)        (103,701)
                                                                               ------------      ------------


   The accompanying notes are an integral part of these financial statements.

                              2-INFINITY.COM, INC.
                Consolidated Statements of Cash Flows (Continued)


                                                                                Six Months
                                                                               Ended June 30,
                                                                      ----------------------------
                                                                           2000           1999
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Payment of notes payable                                               (20,645)             -
   Proceeds from notes payable and debentures                                 -            100,800
   Proceeds from issuance of common stock and warrants                  2,439,000          562,091
                                                                      -----------      -----------

       Net Cash Provided by Financing Activities                        2,418,355          662,891
                                                                      -----------      -----------

NET INCREASE IN CASH                                                      144,393           64,056

CASH AT BEGINNING OF PERIOD                                                98,211          116,569
                                                                      -----------      -----------

CASH AT END OF PERIOD                                                 $   242,604      $   180,625
                                                                      ===========      ===========

CASH PAID DURING THE PERIOD FOR:

   Interest                                                           $    12,187              -

NON-CASH TRANSACTIONS

   Common stock and debt issued for services                              331,880          111,852
   Cancellation of stock issued to employees                           (4,141,960)         591,708
   Common stock issued to acquire CLEC license                            170,300              -
   Common stock issued for business acquisition                           513,200        2,170,000
   Common stock issued for debt and interest                              919,500              -
                                                                      -----------      -----------
       Total Non-cash Transactions                                    $(2,207,080)     $ 2,873,560
                                                                      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                      2-INFINITY.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by 2-Infinity.com, Inc. (formerly Lakota Technologies, Inc.), which, together with its wholly owned subsidiaries, is referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments and a one-time adjustment as a result of the cancellation of shares (see Note 10 below), are necessary to present fairly the financial position of the Company as of June 30, 2000, and the results of its operations and its cash flows for the six months ended June 30, 2000 and 1999. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the footnotes thereto, included in the Company's Annual Report on Form 10-KSB and as amended on Form 10-KSB/A, filed with the Securities and Exchange Commission. The revenues from operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

1.   Basis of Presentation:

Principles of consolidation - The consolidated financial statements include the accounts of 2-Infinity.com, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

Change of name - On April 12, 2000, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation that changed the Company's name from Lakota Technologies, Inc. to 2-Infinity.com, Inc.

2.   Revenue Recognition:

The Company has historically recorded revenues from its 2-I Voice Solutions products, which include business telephone and voice mail systems products and services. Revenues for the six months ended June 30, 2000 and 1999 also include revenues from the Company's newly-acquired subsidiary, a network hardware and service provider, Maximum Return and Development, Inc. ("Maximum Return"), as if the Company had owned Maximum Return since inception. The acquisition was accounted for as a pooling of interest. See Note 6.

Revenue from business telephone and voice mail systems and network hardware products are recorded when shipped to the customer, and revenue from any related services are recorded when the services are rendered to the customer.

3. Basic and Diluted Income (Loss) Per Share:

Basic income (loss) per share excludes dilution and was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive income (loss) per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings or losses of the Company. For the six months ended June 30, 2000, dilutive income per share includes 4,479,262 warrants to acquire shares of common stock.

For the six months ended June 30, 1999, basic and diluted loss per share were equal, as the inclusion of dilutive securities would be anti-dilutive. Total warrants and options outstanding at June 30, 2000 and 1999 were 38,447,800 and 8,000,000, respectively.

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

5.   Goodwill:

The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets. Under those rules, goodwill associated with assets acquired in a purchase business combination where determined to be impaired because circumstances exist that indicate the carrying amount of those assets may not be recoverable. The total goodwill of $2,662,200 has been amortized because of the impairment, $2,159,000 of which was amortized in 1999 relating to the AirNexus and 2-Infinity.com, Inc., a Texas corporation ("2-Infinity-Texas"), acquisitions and $503,200 of which was amortized for the period ending June 30, 2000 relating to the AGM, Inc. acquisition.

6.   Business Combinations:

POOLING OF INTERESTS

On June 28, 2000, the board of directors of the Company and the shareholders of Maximum Return, a network hardware and service provider, completed the acquisition of Maximum Return by the Company, which resulted in Maximum
Return becoming a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company received all of the outstanding common shares of Maximum Return for 900,000 shares of the Company's common stock, of which 200,000 shares are held in escrow. Under the terms of the escrow agreement, if Maximum Return's net assets are not equal to or greater than $47,500 as of May 31, 2000, then the Company is entitled to receive the number of escrowed shares equal to two multiplied by the difference between the net asset amount and $50,000. The acquisition was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of Maximum Return for all periods presented. In connection with the acquisition, the Company recorded transaction costs, primarily professional fees, in the amount of $6,849. Maximum Return has two customers which account for 22.33% and 11.15% of its sales.

Combined and separate results of the Company and Maximum Return for the six months ended June 30, 2000 were as follows:


                         2-Infinity        Maximum                  Combined
                                           Return
--------------------------------------------------------------------------------
Net revenues                $278,530          $1,155,832            $1,434,362
Net income (loss)           $977,184          $   10,307            $  987,491
--------------------------------------------------------------------------------


PURCHASE ACQUISITIONS

On May 28, 1999, the Company acquired all of the outstanding shares of 2-Infinity-Texas, a provider of high-speed Internet access products and services, for 3,000,000 shares of the Company's common stock. 2-Infinity-Texas had only been in existence for a short period of time and had minimal prior operations. The acquisition has been accounted for as a purchase. The agreement previously provided for additional consideration of up to 6,000,000 shares to be issued upon achieving certain revenue performance goals. In January 2000, the former owner of 2-Infinity-Texas waived his right to receive any additional consideration.

On June 9, 1999, the Company acquired all of the outstanding shares of AirNexus, a retail provider of commercial voice and data products and services. The Company issued 3,000,000 shares of common stock in exchange for all of the outstanding shares of Air Nexus. The acquisition has been accounted for as a purchase. The agreement previously provided for additional consideration of up to 3,000,000 shares to be issued upon achieving certain revenue performance goals. In January 2000, the former owners of AirNexus waived their rights to receive any additional consideration.

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

Allocation of the purchase price for the acquisitions is as follows:

                                2-Infinity-
                                    Texas               AirNexus              AGM
                                ------------          -----------        -----------

Goodwill                         $ 1,139,000          $ 1,020,000        $   503,200
Cash                                 104,479                  515                  -
Property and equipment                 5,731                    -                  -
Other assets                           1,669                9,238                  -
Liabilities assumed                  (50,879)            (129,753)                 -
                                 -----------          -----------        -----------
Total Purchase Price             $ 1,200,000          $   900,000        $   503,200
                                 -----------          -----------        -----------
                                 -----------          -----------        -----------

As discussed in notes above, goodwill was fully amortized as of June 30, 2000.

The following pro forma financial information gives effect to the Maximum Return, 2-Infinity-Texas, AirNexus, and AGM acquisitions as if they had been acquired at January 1, 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future:


                                        For the six months ended June 30,
                                     -------------------------------------
                                        2000                   1999
                                     ----------------  -------------------
Revenues                              $  1,434,362       $    207,380
Loss from operations                  $ (3,113,665)      $ (2,704,707)
Net Income (loss)                     $    987,491       $ (3,295,765)
Basic income (loss) per share         $        .01       $       (.10)
Diluted income (loss) per share       $        .01       $       (.10)
Basic weighted average
  common shares outstanding             75,642,603         32,227,425
Diluted weighted average
  common shares outstanding             80,121,865         32,227,425


7. Loss on sale of oil and gas assets:

On April 18, 2000, the Company approved a plan to sell all remaining assets relating to the oil and gas exploration projects and where necessary, to plug and abandon all other non-producing wells that cannot be sold. The Company has sold its interest in the Union Central Life Insurance Co. Well No. 1, receiving cash proceeds of $54,000. All other non-producing wells are to be plugged and abandoned. The Company expects to complete this process by year-end. The Company has recorded a provision for estimated losses to be incurred on the sale and disposal of the assets of ($31,000). The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the oil and gas assets.

There were no revenues included in loss from oil and gas activities for the six months ended June 30, 2000 and 1999. All costs associated with oil and gas activities have been included in "Loss from Oil and Gas Activities" for all periods presented.

8.   Going Concern:

Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets, primarily technology and the Internet. The acquisition of 2-Infinity-Texas and AirNexus provided the Company with the ability to enter into the telecommunications and Internet markets. The acquisition of Maximum Return provided the Company with additional revenues, customers, and technical staff in order to continue the growth of the Company's business model and provide networking infrastructure for the Company's voice and data service offerings. As a result of the continued revenue growth, the Company is no longer considered in the development stage. Despite the Company's achievements, the Company has not operated profitably to date and there are no assurances that future operations will be profitable.

The Company incurred net losses from operations of ($3,113,665) and ($2,710,966) for the six months ended June 30, 2000 and 1999, respectively. The Company's ability to operate as a going concern is contingent upon its ability to obtain additional equity financing until positive cash flows are achieved. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

In January 2000, new board members and senior management were appointed in order to enhance operations and raise additional capital through equity transactions (Note 14). The new management adopted new strategies for the Company and developed a plan of action as follows:

     - The Company is completing it's plan to sell all remaining assets related to previous oil and gas exploration projects, and where necessary, to plug and abandon all other non-producing wells that cannot be sold.

     - The Company is building its operational infrastructure and pursuing additional strategic alliances to expand the development and marketing of its core telecommunications products and services.

     - The Company is implementing a sales and marketing program, targeting commercial customers, in order to sell Voice-over-IP ("Internet Protocol") solutions, DSL ("Digital Subscriber Line") services with high-speed Internet access, Virtual Private Networking ("VPN") services, and other related products and services.

     - The Company is obtaining additional equity funding to cover the aforementioned operational and marketing initiatives in order to acquire and maintain anticipated revenue streams.

Management believes the successful completion of its plans will produce increased revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans or that the Company will be able to raise additional funds. In the event the Company's activities do not result in increased revenues and cash flows and the Company is not able to raise additional financing to meet its operating needs, the Company may no longer be able to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


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

10.  Cancellation of Stock:

In April 2000, the board of directors approved the issuance of 4,240,000 common shares to employees, officers and directors of the Company as compensation for services performed from June 1999 through January 2000. The shares were valued at fair market value on the date the board was authorized to grant the shares, which was $1.156. In August, as a result of the volatility in the stock price, with the current market price valued materially below the valuation determined for payroll taxes, the employees and directors cancelled the stock compensation agreements with the Company and cancelled and returned all shares. The Company has no further obligation to the employees. The effect of the cancellation of stock in the accompanying financial statements resulted in a one-time adjustment to increase income of $4,141,960 for the compensation that was recorded in 1999. All amounts recorded in the first quarter of 2000 have been reversed.

11.  Notes Payable:

Notes payable consisted of the following:


                                                                June 30, 2000
                                                              ----------------
Line of Credit with bank, interest at prime plus 1%,
  Interest payable monthly, principal due
  March 2001, guaranteed by an employee                          $    36,000

Notes payable to individuals; convertible to stock
  at the option of the holder within one to three
  years; interest at 9.75%, paid quarterly until
  converted; unsecured.                                               40,000
                                                              ----------------

Total notes payable                                              $    76,000
                                                              ================


12.  Convertible Debentures:

In August 1999, the Company issued $750,000 of 8% convertible debentures exercisable at 75% of fair market value of the Company's common stock on the date of conversion. In addition, the Company issued 5,000,000 warrants at an exercise price of 50% of the fair market value of the Company's stock on the date of exercise. The Company incurred a fee of $40,000 for the transaction. In addition, $250,000 of the $750,000 was held in escrow until all requirements under the agreements were met, including obtaining an effective registration statement for the resale of underlying shares of common stock, which the Company defaulted as of January 1, 2000. Effective January 18, 2000, the Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock and $324,750 of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock. The debentures were subsequently converted into 3,392,857 shares. Total cash received, net of the original $40,000 fee, was $460,000 relating to the transaction. The Company recorded the transaction as if the settlement occurred prior to December 31, 1999. The convertible debentures of $500,000 and accrued interest of $419,500 were recorded as equity at June 30, 2000 as a result of the conversion to common stock.

13.  Options and Warrants:

On June 7, 2000, the board of directors approved the "2000 Long-term Incentive Plan" reserving 30,000,000 shares of common stock for issuance under the plan. The plan is subject to approval by the Company's shareholders at the annual shareholder meeting to be held on August 25, 2000. Under the plan, the board of directors may grant incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock value equivalent awards, or any combination of the foregoing to eligible employees and consultants. All incentive stock options must be granted at a price of not less than the fair market value at the time of the grant. Total options granted to eligible employees under the plan are 24,960,000, subject to approval by the Company's shareholders, at exercise prices ranging from $.41 to $.48. The weighted average exercise price of the outstanding options is $.42.

A summary of the status of the Company's warrants as of June 30, 2000 and changes during the six months ending June 30, 2000:


                                                         Average
                                         Shares          Exercise
                                                          Price
                                        ------------    -------------
Outstanding at December 31, 1999          5,002,800       $    0.25
      Granted                            10,550,000            0.48
      Expired                              (995,000)          (0.37)
      Exercised                          (1,070,000)           0.14
                                        ------------    -------------
Outstanding at June 30, 2000             13,487,800       $    0.44
Exercisable at June 30, 2000             13,487,800       $    0.44


14.  Common Stock Transactions:

In January 2000, the Company sold to an accredited investor 750,000 shares of common stock at $.067 per share, together with a warrant to purchase 500,000 shares of common stock at an exercise price of $.125 per share for a period of one year.

In January 2000, the Company issued in exchange for prior services an aggregate of 775,000 shares of common stock to four professionals and consultants. The aggregate amount of $206,150, representing the fair market value of the stock on the date of issuance, was expensed in the six months ended June 30, 2000. In addition, the Company issued 605,000 shares of common stock to a professional for legal services performed in 1999 and 2000. The total amount of $160,930, representing the fair market value of the stock on the date of issuance, was expensed half in 1999 and the remainder in the first quarter of 2000.

In the first quarter of 2000, the Company completed a private placement raising $2,000,000 by offering 20,000,000 shares of the Company's common stock at $.10 per share. The offering also includes for every two shares purchased, a warrant to acquire an additional share of common stock at $.50, exercisable for a period of one year from the date of issuance.

On March 22, 2000, the Company acquired a CLEC license, a contract that entitles the Company to resell Southwestern Bell Telephone Company products and services at a 32% discount, for $217,000 and 100,000 shares of common stock. The Company is currently in the process of obtaining an approval from the Texas Public Utilities Commission to transfer the CLEC license to the Company.

In April 2000, the Company sold to accredited investors, 100,000 shares of common stock valued at $.40 per share. Additionally, the Company issued 200,000 shares to an individual for consulting services valued at $.69 per share, representing the fair market value of the stock on the date of issuance.

In May 2000, the Company issued 355,000 shares of common stock valued at $.23 per share for public relations services performed by a services firm. On May 2, 2000, the Company gave its 30-day notice to terminate the contract in accordance with the agreement.

In June 2000, the Company sold to accredited investors, 890,000 shares of common stock valued at $.25 per share.


15.  Income Taxes:

At the present time, the Company does not anticipate adjustments relating to income taxes.

16.  Subsequent Events:

On August 14, 2000, an investment banker placed into escrow, on behalf of a potential investor, $1,000,000 relating to a financing arrangement whereby the Company would issue 8% Series A Convertible Preferred Stock raising a minimum of $1,000,000, and up to $3,000,000. The preferred stock is convertible into common stock based on a conversion price per share equal to the lesser of $.50 or a 25% discount to the five-day average closing bid price at the time of conversion. For each $100,000 invested, the Company will issue to the preferred stockholder five-year warrants to acquire 20,000 shares of common stock with an exercise price per share equal to the closing bid price of the common stock on the date of purchase. The Company agreed to pay a 10% placement fee, five-year warrants to acquire 200,000 shares of common stock for every $1,000,000 raised in the convertible preferred stock offering. The Company has agreed to file a registration statement covering the shares of the common stock underlying the foregoing warrants and convertible preferred stock. The Company has certain rights to redeem the convertible preferred stock prior to its conversion. On August 14, 2000, the Company placed into escrow 1,000 shares of 8% Series A Preferred Stock and warrants to acquire 400,000 shares of common stock, pending satisfaction of certain closing conditions.

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


General

Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into other markets, primarily technology and the Internet. The Company's acquisition of 2-Infinity-Texas and AirNexus provided the ability to enter into the technology and Internet markets. The merger with Maximum Return provided the Company with additional revenues, customers, and technical staff in order to continue the growth of the Company's business model and provide networking infrastructure for the Company's voice and data service offerings. On April 18, 2000, the Company approved a plan to dispose of all remaining assets relating to the oil and gas exploration projects and where necessary, to plug and abandon all other non-producing wells that cannot be sold.

In January 2000, new board members and senior management were appointed in connection with running operations and raising additional capital. The new management adopted new strategies for the Company and developed a plan of action as follows:

     - The Company is completing it's plan to sell all remaining assets related to previous oil and gas exploration projects, and where necessary, to plug and abandon all other non-producing wells that cannot be sold.

     - The Company is building its operational infrastructure and pursuing additional strategic alliances to expand the development and marketing of its core telecommunications products and services.

     - The Company is implementing a sales and marketing and program, targeting commercial customers, in order to sell Voice-over-IP ("Internet Protocol") solutions, DSL ("Digital Subscriber Line") services with high-speed Internet access, Virtual Private Networking ("VPN") services, and other related products and services.

     - The Company is obtaining additional equity funding to cover the aforementioned operational and marketing initiatives in order to acquire and maintain anticipated revenue streams.

Management believes the successful completion of its plans will produce increased revenues and cash flows. However, no assurance can be given that the Company will be successful in the implementation of its plans or that the Company will be able to raise additional funds.


Results of Operations

Revenues for the six months ended June 30, 2000 increased $1,315,636 or 1,108% to $1,434,362 from $118,726 revenues reported for the six months ended June 30, 1999. This increase was due to the acquisition of Maximum Return, as well as sales of commercial voice and data products and services.

Cost of Sales for the six months ended June 30, 2000 increased $1,086,008 or 1,874% to $1,143,953 from $57,945 reported for the six months ended June 30, 1999. This increase was due to the acquisition of Maximum Return, as well as the cost of the commercial voice and data products sold by the Company.

Amortization expense for the six months ended June 30, 2000 decreased $1,657,240 or 77% to $503,200 from $2,160,440 reported for the six months ended June 30, 1999. This decrease represents the difference between the goodwill written off in 1999 relating to the AirNexus and 2-Infinity-Texas acquisitions and the goodwill written-off in 2000 relating to the AGM acquisition. The goodwill was determined to be impaired because the carrying amount of the assets acquired may not be recoverable. The total goodwill was amortized because of the impairment.

Loss from oil and gas activities for the six months ended June 30, 2000 decreased $126,024 or 54% to $109,467 from $235,491 in the six months ended
June 30, 1999. This decrease is due to the Company's focus on technology and the decision to discontinue oil and gas activities. Costs include management and consulting fees to the former management.

General and administrative expenses for the six months ended June 30, 2000 increased $2,398,316 or 6,477% to $2,769,587 from $370,271 reported for the six months ended June 30, 1999. The increase is due to the acquisition of 2-Infinity, AirNexus, AGM, and Maximum Return, as well as the general growth of the company.

Other expense for the six months ended June 30, 2000 increased $41,418 to $40,804 from other income of $614 reported for the six months ended June 30, 1999. The increase is primarily due to interest expense and estimated loss on the disposal of oil and gas assets.

Net income for the six months ended June 30, 2000 increased $4,289,551 to $987,491 from a net loss of ($3,302,060) reported for the six months ended June 30, 1999. This increase in reported income is due to a one-time adjustment related to the cancellation of stock to employees, officers, and directors. The net loss from operations for the six months ended June 30, 2000 equals ($3,113,665). This net loss before the cancellation of stock is the result of the ongoing growth strategy of the company, including the recruitment of key personnel and investment in operational infrastructure. The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset operating expenses and infrastructure costs.

Liquidity and Capital Resources

In the six months ended June 30, 2000, the Company raised $2,252,500 in private placement transactions. In addition, the Company raised $186,500 from the exercise of common stock warrants.

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

The Company's operating loss for the fiscal six months ended June 30, 2000 was ($3,113,665). The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop operational infrastructure. The Company believes that this strategy, while initially requiring additional cash outlays, will result in increased revenues and future profitability. The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is possible that additional equity financing will be highly dilutive to existing shareholders.

PART II. OTHER INFORMATION

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


Item 2.  Changes in Securities.

In April 2000, the Company issued to the following accredited investors, an aggregate of 100,000 shares of common stock at a purchase price of $.40 per share, together with warrants to purchase 50,000 shares of common stock at a purchase price of $.80 per share for a period of one year:

                                     Shares
                                     ------
  Forrest E. Singletary              50,000
  Billy J. Sonier                    25,000
  John R. Weaver                     25,000

In May 2000, the Company issued an aggregate of 555,000 shares of common stock for services provided to the Company as follows:
                                     Shares
                                     ------
  David Bodie                        200,000
  Merger Communications              355,000

In May 2000, the Company issued 100,000 shares to Mohammed Afaneh as part consideration for the CLEC license.

In June 2000, the Company issued 900,000 shares of stock, 200,000 shares held in escrow, to the shareholders Maximum Return in connection with the acquisition as follows:

  Alex Gonzalez             280,000
  Grant Schanbacher         140,000
  Laurie Schanbacher        140,000
  Kevin Dwyer                70,000
  Steve Holcomb               7,000
  Ron Marosko                56,000
  Firas Kadhum                7,000

Escrow shares:
  Alex Gonzalez              80,000
  Grant Schanbacher          40,000
  Laurie Schanbacher         40,000
  Kevin Dwyer                20,000
  Steve Holcomb               2,000
  Ron Marosko                16,000
  Firas Kadhum                2,000

In June 2000, the Company issued to the following accredited investors, an aggregate of 890,000 shares of common stock at a purchase price of $.25 per share:


Al-Jumairi, Ahmed                       400,000
Arrante, Joseph                          54,000
Fancett, Gerald and Dorothy             100,000
Hurd, Mark A                            210,000
Mangano, James Jr.                       60,000
McCann, Francis Roger                    16,000
Nispel, Jack and Jacqueline              10,000
Price, William L                         20,000
Sottile, Thomas M                        10,000
Withington, David                        10,000




In the first six months of 2000, the Company completed a private placement raising $2,000,000 by offering 20,000,000 shares of the Company's common stock at $.10 per share. The offering was exempt from registration provided by section 4(2) and/or 3(b) of the 1933 Act, and Rule 506 under Regulation D. The offering also includes, for every two shares purchased, a warrant to acquire an additional share of common stock at $.50, exercisable for a period of one year from the date of issuance. The Company paid an aggregate of $48,000 in finders fees as follows: $8,000 to Mike Kelly and $40,000 to Rick Methaney. The shares of common stock were issued to the following investors:

Accredited investors:

Kevin McCormack             1,313,000
Mustafa Jalali              2,251,000
Michael S. Webb                35,000
Yahya AG Solara               100,000
Jennifer Longbotham            80,000
Dipak N. Bhatt              1,300,000
Milton Smith                  350,000
F. Thomas Siskron              65,000
Leo Paul Black                 65,000
Fremont Binder                700,000
J. Michael Jaynes              50,000
Manzoor Hasan                 300,000
Robert K. Gibbs             1,000,000
Patrizia Gentile              250,000
Dorothy Fancett                50,000
Naila Elkassas                 50,000
Hazem F. Elkassas              50,000
Danny Duzich                  300,000
David Drake                    40,000
Mark Dodd                     100,000
Sharon Boone                  100,000
Narmadashaker Bhatt           500,000
Ahmad B Ben-Naji               20,000
Jeff Austin III               250,000
Ali Alsaad                    215,000
Zubair A. Alqadi              100,000
Billy Scott                   150,000
Thomas Schoeve                500,000
Ken Samford                   150,000
Duane Carl Radtke              75,000
Walter Putnam                 300,000
Daryll Parrott                 20,000
Scott Nash                    250,000
Lori Nash                     100,000
Mohammad Naseem                50,000
Jim McCanna                   100,000
Thomas Marano                  50,000
Strother Timberlands          100,000
Lee Magness                   150,000
Howard Loyd III               150,000
Linda M. Long                 100,000
Richard Lewins                 90,000
Stephen Kerns                 100,000
David Jolly                    50,000
John Goodman                   20,000
Robert Sanz                   200,000
Matthew Hensley             1,000,000
Brian Brinkman                200,000
Nazar Jamsheer                 55,000
Mohamed Jamsheer              110,000

Laura Landry                  100,000
Jack Wilson                    20,000
Yousef Yousri                  50,000
Raymond Landry                100,000
David Michael Ballard         150,000
Ahmed Altwaijri                60,000
Diane Duzich                1,300,000
Eugene Lindsey                100,000
Glen Terrell                   12,000
Jukka Tolonen                 200,000
Jack Walker                   100,000
AndreVan Walleghem             50,000
Scott Smith                   250,000
Todd Smith                     60,000
Salman Alhasan                 20,000
Mohammed Y. Aldoseri           60,000
Robert D. Patman               10,000
Douglas Robertson              50,000
Steven Clark                   50,000
Daniel Railey                  50,000
Virgil McCall                  50,000
James Rountree                300,000


Unaccredited investors:

Paul D. Pendergraft            50,000
Michael A. Kelly               70,000
Mitchell A. Weigand           100,000
Sohail Alam                   100,000
Jill N. Boullion              100,000
David Michael Sanders          12,000
Dan J. Pulaski                 10,000
Norma L. Mills                 10,000
Paul J. Kolisch                60,000
Matthew B. Kock                50,000
Christine L. Hsing            100,000
Abe Hakim                      50,000
George A. Dearing III          50,000
Richard Cash Cooper           200,000
Daren H. Collymore            170,000
Manaf Mannai                   40,000
Dewayne L. Weatherford         50,000
Vernita J. Gonzales             1,000
Roy Shultz                     15,000
Cheryl A. Mik                  30,000
Jason Jobst                     1,000
Christopher V. Bures          885,000
Byron B. Jones                120,000
Charles K. Ward               120,000
Sharon Garrett                300,000
Virgilio T. Virata             40,000
Mark Alfred Siebert            30,000
Khalid Nabi                    40,000
Jason McCall                  110,000
Otis Carlisle, Jr.             50,000
Lynn Laha                      30,000
John M. Butler                 30,000
Juan Valdez                   100,000
Patrick Segosebe               30,000

In May 2000, the Company issued 4,240,000 shares of common stock to employees, officers and directors of the Company that were cancelled in August 2000:


                                                    Shares     Price per share
                                                    -----     ----------------
Majed Jalali                                      1,500,000               1.15
Cody Morgan                                       1,500,000               1.15
Jason Miller                                        400,000               1.15
Charlie Downey                                      400,000               1.15
Kelly Nispel                                        100,000               1.15
Ahmed Alumran                                       100,000               1.15
Andrea Gonzales                                      50,000               1.15
Sherri Mercer                                        50,000               1.15
Candus Morgan                                        50,000               1.15
Nick Escobedo                                        30,000               1.15
David Marron                                         30,000               1.15
Mike Virata                                          30,000               1.15


See Note 10 to the Notes to Financial Statements for a description of the cancellation of the foregoing shares.

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


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 12, 2000, the Company held a Special Meeting of Shareholders in order to allow the shareholders to vote to approve two proposed amendments to the Company's Articles of Incorporation. In the first proposal, the Company sought approval of an amendment to Section 1 of Article V of the Articles of Incorporation in order to increase the authorized capital stock of the Company from 100,000,000 shares to 300,000,000 shares of common stock. The proposed amendment did not alter the number of authorized shares of preferred stock. In the second proposal, the Company sought approval of an amendment to Article I of its Articles of Incorporation in order to change the Company's name from Lakota Technologies, Inc. to 2-Infinity.com, Inc.

On March 3, 2000, the record date for the Special Meeting of Shareholders held on April 12, 2000, there were 63,501,339 shares of the Company's common stock issued and outstanding. All outstanding shares were entitled to vote on the two proposals. The first proposal was approved by the shareholders; with 47,949,544 shares voting "for," 2,608,680 shares voting "against," and with 123,845 shares "abstaining." The second proposal was also approved by the shareholders; with 50,619,668 shares voting "for," 121,701 shares voting "against," and 53,875 shares "abstaining." Immediately after the Special

Meeting of Shareholders, the Company submitted documentation to the Colorado Secretary of State in order to effect the foregoing amendments to its Articles of Incorporation.

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

         3.4 Bylaws of Lakota Energy Inc.(incorporated herein by reference to Exhibit 3.4 of the Company's Form S-8).

         3.5 Articles of Amendment to the Articles of Incorporation of Lakota Technologies, Inc. filed May 8, 2000 (incorporated herein by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

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

                 A report on Form 8-K was filed July 11, 2000 relating to the Acquisition of Maximum Return & Development, Inc. No financial statements were required to be filed with this form.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    2-INFINITY.COM, INC.

Date:  August 14, 2000                 By:    /s/ Majed Jalali
                                       -------------------------
                                    Name:   Majed Jalali
                                    Title:  President and Chief Executive
                                    Officer

Date:  August 14, 2000                 By:    /s/ Kelly Nispel
                                       -------------------------
                                    Name:   Kelly Nispel
                                    Title:  Chief Financial Officer and
                                    Treasurer



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

         3.4 Bylaws of Lakota Energy Inc.(incorporated herein by reference to Exhibit 3.4 of the Company's Form S-8).

         3.5 Articles of Amendment to the Articles of Incorporation of Lakota Technologies, Inc. (incorproated herein by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

         27      Financial Data Schedule