Form 10KSB/A
period 2000-06-30
2 INFINITY COM INC
filed 2000-09-12
CIK 1097618

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                  FORM 10-QSB/A

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

   c)     Consolidated Statements of Operations -
          Three and Six months ended June 30, 2000 and 1999..................5

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

                              2-INFINITY.COM, INC.
                      Consolidated Statements of Operations


                                                                  Three Months                              Six Months
                                                                 Ended June 30,                           Ended June 30,
                                                       ----------------------------------       ----------------------------------
                                                            2000                1999                 2000                1999
                                                       ----------------    --------------       ----------------    --------------
REVENUES                                                 $    624,886        $     53,996         $  1,434,362        $    118,726

COST OF SALES                                                 520,644              36,310            1,143,953              88,742
                                                       ----------------    --------------       ----------------    --------------

GROSS MARGIN                                                  104,242              17,686              290,409              29,984
                                                       ----------------    --------------       ----------------    --------------
EXPENSES

  Depreciation expense                                         16,587               5,245               22,820               5,545
  Amortization expense                                            -             2,159,720              503,200           2,160,440
  Loss from oil and gas activities                                -               214,076              109,467             235,491
  General and administrative                                  871,017             263,032            2,768,587             370,271
                                                       ----------------    --------------       ----------------    --------------

    Total Expenses                                            887,604           2,642,073            3,404,074           2,771,747
                                                       ----------------    --------------       ----------------    --------------

    Loss from Operations                                     (783,362)         (2,624,387)          (3,113,665)         (2,741,763)
                                                       ----------------    --------------       ----------------    --------------
OTHER INCOME (EXPENSE)
  Interest expense                                             (9,640)                                 (12,187)                -
  Interest income                                                 465                 384                2,656                 614
  Loss on disposal of oil and gas assets                         (273)                                 (31,273)                -
                                                       ----------------    --------------       ----------------    --------------

    Total Other Income (Expense)                               (9,448)                384              (40,804)                614
                                                       ----------------    --------------       ----------------    --------------

    Loss before Cancellation of Stock                        (792,810)         (2,624,003)          (3,154,469)         (2,741,149)

  Income (expense) from cancellation of stock               4,141,960            (591,708)           4,141,960            (591,708)
                                                       ----------------    --------------       ----------------    --------------

NET INCOME (LOSS)                                           3,349,150          (3,215,711)             987,491          (3,332,857)
                                                       ================    ==============       ================    ==============
INCOME (LOSS) PER SHARE
    Basic                                                $       0.04        $      (0.10)        $       0.01        $      (0.12)
    Diluted                                              $       0.04        $      (0.10)        $       0.01        $      (0.12)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING:
    Basic                                                  75,642,603          32,227,425           66,350,427          27,354,022
    Diluted                                                80,121,865          32,227,425           70,829,689          27,354,022


   The accompanying notes are an integral part of these financial statements.

                              2-INFINITY.COM, INC.
                      Consolidated Statements of Cash Flows


                                                                                          Six Months
                                                                                        Ended June 30,
                                                                               ------------------------------
                                                                                   2000             1999
                                                                               ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                            $   987,491       (3,332,857)
   Adjustments to reconcile net income (loss) to net cash used by operating activities:
       Depreciation expense                                                          22,820            7,945
       Loss on disposal of oil and gas assets                                        31,273              -
       Amortization expense                                                         503,200        2,160,440
       Common stock issued (cancelled) for services, net                         (3,751,924)         111,852

   Changes in operating assets and liabilities:
       Increase in accounts and other receivable                                   (323,557)         (63,753)
       Increase (decrease) in accounts payable                                      579,156           12,318
       Increase in accrued expense and other liabilities                            108,120          608,921
       Decrease in prepaid expense and assets                                         9,212              -
                                                                               ------------      ------------

       Net Cash Used by Operating Activities                                     (1,834,209)        (495,134)
                                                                               ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of CLEC license                                                         217,000              -
   Purchase of property and equipment                                              (222,753)        (103,701)
                                                                               ------------      ------------

       Net Cash Used by Investing Activities                                       (439,753)        (103,701)
                                                                               ------------      ------------


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

                      2-INFINITY.COM, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by 2-Infinity.com, Inc. (formerly Lakota Technologies, Inc.), which, together with its wholly owned subsidiaries, is referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments and a one-time adjustment as a result of the cancellation of shares (see Note 10 below), are necessary to present fairly the financial position of the Company as of June 30, 2000, the results of its operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the footnotes thereto, included in the Company's Annual Report on Form 10-KSB and as amended on Form 10-KSB/A, filed with the Securities and Exchange Commission. The revenues from operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

2.   Revenue Recognition:

The Company has historically recorded revenues from its 2-I Voice Solutions products, which include business telephone and voice mail systems products and services. Revenues for the three and six months ended June 30, 2000 and 1999 also include revenues from the Company's newly-acquired subsidiary, a network hardware and service provider, Maximum Return and Development, Inc. ("Maximum Return"), as if the Company had owned Maximum Return since inception. The acquisition was accounted for as a pooling of interest. See
Note 6.

Revenue from business telephone and voice mail systems and network hardware products are recorded when shipped to the customer, and revenue from any related services are recorded when the services are rendered to the customer.

3. Basic and Diluted Income (Loss) Per Share:

Basic income (loss) per share excludes dilution and was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Dilutive income (loss) per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings or losses of the Company. For the three and six months ended June 30, 2000, dilutive income per share includes 4,479,262 warrants to acquire shares of common stock.

For the three and six months ended June 30, 1999, basic and diluted loss per share were equal, as the inclusion of dilutive securities would be anti-dilutive. Total warrants and options outstanding at June 30, 2000 and 1999 were 38,447,800 and 8,000,000, respectively.

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


In 1999, the revenues and operations from Maximum Return were not significant.

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


                                        For the six months ended June 30,
                                     -------------------------------------
                                        2000                   1999
                                     ----------------  -------------------
Revenues                              $  1,434,362       $    207,380
Loss from operations                  $ (3,113,665)      $ (2,735,504)
Net Income (loss)                     $    987,491       $ (3,326,562)
Basic income (loss) per share         $        .01       $       (.12)
Diluted income (loss) per share       $        .01       $       (.12)
Basic weighted average
  common shares outstanding             66,350,427         27,354,022
Diluted weighted average
  common shares outstanding             70,829,689         27,354,022


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

The Company incurred net losses from operations of ($3,113,665) and ($2,741,763) for the six months ended June 30, 2000 and 1999, respectively. The Company's ability to operate as a going concern is contingent upon its ability to obtain additional equity financing until positive cash flows are achieved. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations:

COMPARISON OF QUARTER ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenues for the three months ended June 30, 2000 increased $570,890 or 1,057% to $624,886 from $53,996 revenues reported for the three months ended June 30, 1999. The increase was due to the acquisition of Maximum Return, as well as sales of commercial voice and data products and services.

Cost of sales for the three months ended June 30, 2000 increased $484,334 or 1334% to $520,644 from $36,310 reported for the three months ended June 30, 1999. This increase was due to the acquisition of Maximum Return, as well as the cost of the commercial voice and data products sold by the Company.

The company has no amortization expense for the three months ended June 30, 2000 in comparison to $2,159,720 reported for the three months ended June 30, 1999. The amount recorded in 1999 represents the goodwill written off relating to the AirNexus and 2-Infinity-Texas acquisitions. The goodwill was determined to be impaired because the carrying amount of the assets acquired may not be recoverable. The total goodwill was amortized because of the impairment.

There was no loss from oil and gas activities for the three months ended June 30, 2000. The company recorded a loss from oil and gas activities in its first quarter of 2000 in addition to the write-off of net oil and gas assets.

General and administrative expenses for the three months ended June 30, 2000 increased $607,985 or 231% to $871,017 from $263,032 reported for the three months ended June 30, 1999. The increase was primarily due to the acquisition of Maximum Return, as well as the general growth of the company.

Other expense for the three months ended June 30, 2000 increased $9,832 to $9,448 from other income of $384 reported for the three months ended June 30, 1999. This increase was due to interest expense.

Net income for the three months ended June 30, 2000 increased $6,564,861 to $3,349,150 from a net loss of ($3,215,711) reported for the three months ended June 30, 1999. This increase in reported income is due to a one-time adjustment of $4,141,960 related to the cancellation of stock to employees, officers, and directors. The net loss from operations for the three months ended June 30, 2000 equals ($783,362). The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset operating expenses and infrastructure costs.


COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999

Revenues for the six months ended June 30, 2000 increased $1,315,636 or 1,108% to $1,434,362 from $118,726 revenues reported for the six months ended June 30, 1999. This increase was due to the acquisition of Maximum Return, as well as sales of commercial voice and data products and services.

Cost of Sales for the six months ended June 30, 2000 increased $1,055,211 or 1189% to $1,143,953 from $88,742 reported for the six months ended June 30, 1999. This increase was due to the acquisition of Maximum Return, as well as the cost of the commercial voice and data products sold by the Company.

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

General and administrative expenses for the six months ended June 30, 2000 increased $2,398,316 or 6,477% to $2,768,587 from $370,271 reported for the six months ended June 30, 1999. The increase is due to the acquisition of 2-Infinity, AirNexus, AGM, and Maximum Return, as well as the general growth of the company.

Other expense for the six months ended June 30, 2000 increased $41,418 to $40,804 from other income of $614 reported for the six months ended June 30, 1999. The increase is primarily due to interest expense and estimated loss on the disposal of oil and gas assets.

Net income for the six months ended June 30, 2000 increased $4,320,348 to $987,491 from a net loss of ($3,332,857) reported for the six months ended June 30, 1999. This increase in reported income is due to a one-time adjustment related to the cancellation of stock to employees, officers, and directors. The net loss from operations for the six months ended June 30, 2000 equals ($3,113,665). This net loss before the cancellation of stock is the result of the ongoing growth strategy of the company, including the recruitment of key personnel and investment in operational infrastructure. The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset operating expenses and infrastructure costs.

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