Form 10QSB
period 2000-09-30
2 INFINITY INC
filed 2000-11-20
CIK 1097618

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ____________.

     Commission file number: 000-27821


                               2-INFINITY, INC.
         (Exact name of small business issuer as specified in its charter)

                     Colorado                                  58-1891761
           ----------------------------                    -------------------
           (State or other jurisdiction                       (IRS Employer
         of incorporation or organization)                 Identification No.)

         4828 Loop Central Drive, Suite 150 Houston, Texas        77081
         -------------------------------------------------        -----
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

          As of November 10, 2000, 86,486,339 shares of the issuer's common stock were outstanding.


Transitional Small Business Disclosure Format (check one):  Yes __    No _X_

                                2-INFINITY, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2000

                                      INDEX

                                                                           PAGE
                                                                          ------
PART I.   FINANCIAL INFORMATION..............................................3

ITEM 1.   a)     Consolidated Financial Statements...........................3

   b)     Consolidated Balance Sheet - September 30, 2000....................3

   c)     Consolidated Statements of Operations -
          Three and Nine months ended September 30, 2000 and 1999............5

   d)     Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2000 and 1999......................6

   e)     Notes to Consolidated Financial Statements.........................8


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.....................15


PART II.  OTHER INFORMATION.................................................18


ITEM 1.     Legal Proceedings...............................................18

ITEM 2.     Changes in Securities...........................................18

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

ITEM 5.     Other Information...............................................23

ITEM 6. Exhibits............................................................23

SIGNATURES..................................................................24

EXHIBIT INDEX...............................................................24

PART I

Item 1.  Financial Statements.


                        2-INFINITY, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheet

                                     ASSETS

                                                                                 September 30,
                                                                                      2000
                                                                               -------------------
CURRENT ASSETS

 Cash                                                                                  $  405,763
 Accounts receivable, net of allowance for doubtful accounts
   of $13,378                                                                             113,827
 Accounts receivable - other                                                               37,500
 Inventory                                                                                199,307
 Prepaid expenses                                                                          12,040
 Security deposit                                                                          36,822
                                                                               -------------------

   Total Current Assets                                                                   805,259
                                                                               -------------------

PROPERTY AND EQUIPMENT

 Leasehold Improvements                                                                     3,207
 Furniture and fixtures                                                                    80,094
 Equipment                                                                                583,106
 Less:  accumulated depreciation                                                          (56,971)
                                                                               -------------------

   Total Property and Equipment                                                           609,436
                                                                               -------------------

OTHER ASSETS

 CLEC license                                                                             387,300
 Less:  accumulated amortization                                                           (2,152)
                                                                               -------------------

   Total Other Assets                                                                     385,148
                                                                               -------------------

   TOTAL ASSETS                                                                       $ 1,799,843
                                                                               ===================

  The accompanying notes are an integral part of these financial statements.

                        2-INFINITY, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                          September 30,
                                                                                              2000
                                                                                        ------------------
CURRENT LIABILITIES

 Accounts payable                                                                             $   882,980
 Notes payable                                                                                     35,000
 Accrued expenses                                                                                 123,952
 Other Liability                                                                                  109,454
                                                                                        ------------------

  Total Current Liabilities                                                                     1,151,386
                                                                                        ------------------

8% SERIES A CONVERTIBLE PREFERRED STOCK
  No par value, 3000 shares authorized,1900 shares
  Issued and outstanding                                                                        1,900,000
                                                                                        ------------------

STOCKHOLDER' EQUITY (DEFICIT)

 Preferred stock 24,997,000 shares authorized,
  no par value; no shares outstanding                                                           -
 Common stock 300,000,000 shares authorized, no par
  value; 86,476,339 shares issued and outstanding                                               -
 Additional Paid in Capital                                                                    14,007,126
 Accumulated Deficit                                                                          (15,258,669)
                                                                                        ------------------

  Total Stockholders' Equity (Deficit)                                                         (1,251,543)
                                                                                        ------------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 1,799,843
                                                                                        ==================

  The accompanying notes are an integral part of these financial statements.

                        2-INFINITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                         Three Months                           Nine Months
                                                     Ended September 30,                    Ended September 30,
                                               -------------------------------        -------------------------------
                                                   2000               1999                2000                1999
                                               -----------         -----------        ------------        -----------

 REVENUES                                      $   120,924         $   135,830        $  1,555,286        $   254,557

COST OF SALES                                       61,968              90,151           1,188,996            178,893
                                               -----------         -----------        ------------        -----------

GROSS MARGIN                                        58,956              45,679             366,290             75,664
                                               -----------         -----------        ------------        -----------

EXPENSES

Depreciation expense                                21,889                 300              44,709              5,845
Amortization expense                                 2,152                 720             505,352          2,161,160
Loss from oil and gas activities                                     1,134,541             109,197          1,672,068
General and administrative                       1,881,751             296,209           4,658,674            364,444
                                               -----------         -----------        ------------        -----------

Total Expenses                                   1,905,792           1,431,770           5,317,932          4,203,517
                                               -----------         -----------        ------------        -----------

Loss from Operations                            (1,846,836)         (1,386,091)         (4,951,642)        (4,127,853)
                                               -----------         -----------        ------------        -----------

OTHER INCOME (EXPENSE)
  Interest expense                                (265,521)           (444,500)           (277,508)          (444,500)
  Interest income                                       --                 438               2,456              1,051
  Loss on disposal of oil and gas assets                --                  --             (31,273)                --
                                               -----------         -----------        ------------        -----------
  Total Other Income (Expense)                    (265,521)           (444,062)           (306,325)          (443,449)
                                               -----------         -----------        ------------        -----------

  Loss before cancellation of stock             (2,112,357)         (1,830,153)         (5,257,967)        (4,571,302)

  Income (expense) from cancellation of stock           --          (1,711,991)          4,141,960         (2,303,700)
                                               -----------         -----------        ------------        -----------

 NET INCOME (LOSS)                              (2,112,357)         (3,542,144)         (1,116,007)        (6,875,002)
                                               ===========         ===========        ============        ===========

 INCOME (LOSS) PER SHARE
  Basic and diluted                            $     (0.02)        $     (0.09)       $      (0.02)       $     (0.22)

 WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING:
  Basic and diluted                             87,733,249          40,758,911          74,002,895         31,871,420

  The accompanying notes are an integral part of these financial statements.

                        2-INFINITY, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                        Nine Months
                                                                                     Ended September 30,
                                                                    -----------------------------------------------------
                                                                             2000                         1999
                                                                    ------------------------     ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                               $      (1,116,007)           $      (6,875,002)
   Adjustments to reconcile net loss to net cash used
      by operating activities:
         Depreciation expense                                                        44,709                        5,845
         Loss on disposal of oil and gas assets                                      31,273                           --
         Amortization expense                                                       505,352                    2,161,160
         Discount on issuance of convertible instruments                            262,778                      404,500
         Common stock issued (cancelled) for services, net                       (3,751,924)                     696,749
   Changes in operating assets and liabilities
         Increase in accounts and other receivable                                 (120,781)                     (55,237)
         Increase in inventory                                                     (199,307)                          --
         Increase in accounts payable                                               772,185                       16,839
         Increase in accrued expense and other liabilities                           68,534                    2,358,590
         Increase in prepaid expense and other assets                                (3,438)                      (7,520)
                                                                    ------------------------     ------------------------

          Net Cash Used by Operating Activities                                  (3,506,626)                  (1,294,076)
                                                                    ------------------------     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of CLEC license                                                        (217,000)                          --
   Purchase of property and equipment                                              (582,317)                    (142,624)
                                                                    ------------------------     ------------------------

          Net Cash Used by Investing Activities                                    (799,317)                    (142,624)
                                                                    ------------------------     ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Payment from notes payable                                                      (56,645)                           --
   Proceeds from notes payable and convertible debt                                     --                     1,278,300
   Proceeds from issuance of  Series A Convertible Preferred Stock               1,900,000                            --
   Proceeds from issuance of common stock and warrant                            2,779,000                       147,600
                                                                    ------------------------     ------------------------

          Net Cash Provided by Financing Activities                              4,622,355                     1,425,900
                                                                    ------------------------     ------------------------


NET INCREASE (DECREASE) IN CASH                                                    316,412                       (10,800)

CASH AT BEGINNING OF PERIOD                                                         89,351                       116,569
                                                                    ------------------------     ------------------------

CASH AT END OF PERIOD                                                        $     405,763               $       105,769
                                                                    ========================     ========================


                        2-INFINITY, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                                                                        Nine Months
                                                                                     Ended September 30,
                                                                    -----------------------------------------------------
                                                                             2000                         1999
                                                                    ------------------------     ------------------------

CASH PAID DURING THE PERIOD FOR:

   Interest                                                                    $     14,730

NON-CASH TRANSACTIONS

   Common stock and debt issued for services                                        331,880                      696,749
   Cancellation of stock issued to employees                                     (4,141,960)
   Common stock issued to acquire CLEC license                                      170,300
   Common stock issued for business acquisition                                     513,200                    2,100,000
   Common stock issued for debt and interest                                        919,500                      677,500
                                                                    ------------------------     ------------------------

         Total non cash transaction                                        $     (2,207,080)             $     3,474,249
                                                                    ========================     ========================


   The accompanying notes are an integral part of these financial statements.

                      2-INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The consolidated financial statements included herein have been prepared by 2-Infinity, Inc., which, together with its wholly-owned subsidiaries, is referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments and a one-time adjustment as a result of the cancellation of shares, are necessary to present fairly the financial position of the Company as of September 30, 2000, and the results of its operations and its cash flows for the nine months ended September 30, 2000 and 1999. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 1999, and the footnotes thereto, included in the Company's Annual Report on Form 10-KSB and as amended on Form 10-KSB/A, filed with the Securities and Exchange Commission. The revenues from operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

1.   Basis of Presentation:

Principles of consolidation - The consolidated financial statements include the accounts of 2-Infinity, Inc. and it's wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

Change of name - On August 25, 2000, the shareholders of the Company approved an amendment to the Company's Articles of Incorporation that changed the Company's name to 2-Infinity, Inc. from 2-Infinity.com, Inc.

2.   Revenue Recognition:

The Company has recorded revenues from its 2-I Voice Solutions products, which include business telephone and voice mail systems products and services. Revenues for the nine months ended September 30, 2000 and 1999 also include revenues from the Company's recently acquired subsidiary, a network hardware and service provider, Maximum Return and Development, Inc. ("Maximum Return"), as if the Company had owned Maximum Return since inception. The acquisition was accounted for as a pooling of interest, note 6.

Business telephone and voice mail systems and network hardware products are recorded when shipped and any related services revenue are recorded when the services are rendered to the customer.

3.   Basic Loss Per Share:

Basic loss per share excludes dilution and was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Dilutive loss per share reflects the potential dilution that could occur if securities or other obligations to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings or losses of the Company. For all periods presented, basic and diluted loss per share were equal, as the inclusion of dilutive securities would be antidilutive. Total warrants and options outstanding at September 30, 2000 and 1999 were 37,065,300 and 9,050,300, respectively.

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

5.   Goodwill:

The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of long-Lived Assets. Under those rules, goodwill associated with assets acquired in a purchase business combination where determined to be impaired because circumstances exist that indicate the carrying amount of those assets may not be recoverable. The total goodwill of $2,662,200 has been amortized because of the impairment, $2,159,000 of which was amortized in 1999 relating to the acquisitions of AirNexus, Inc., a Texas corporation ("AirNexus"), and 2-Infinity, Inc., a Texas corporation ("2-Infinity-Texas"), and $503,200 of which was amortized for the period ending September 30, 2000 relating to the acquisition of AGM, Inc., a Nevada corporation ("AGM").

6.   Business Combinations:

POOLING OF INTERESTS

On June 28, 2000, the board of directors of the Company and the shareholders of Maximum Return completed the acquisition of Maximum Return by the Company, which resulted in Maximum Return becoming a wholly owned subsidiary of the Company. Under the terms of the agreement, the Company received all of the outstanding common shares of Maximum Return for 900,000 shares of the Company's common stock, of which 200,000 shares are held in escrow. Under the terms of the escrow agreement, if Maximum Return's net assets were not equal to or greater than $47,500 as of May 31, 2000, then the company is entitled to receive the number of escrowed shares equal to two multiplied by the difference between the net asset amount and $50,000. On August 31, 2000, the Company made a claim for the return of all of the escrowed shares because, based on the information developed to date, Maximum Return's net assets as of May 31, 2000 were less than $47,500. The previous owners of Maximum Return have submitted a timely response to the Company's claim and the escrowed shares will continue to be held by the escrow agent pending a resolution of the issue.

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

Combined and separate results of the Company and Maximum Return were as follows:

                            2-I          MRD                    Combined
Nine months ended September 30, 2000
-------------------------------------------------------------------------------
Net revenues            $ 388,795    $1,166,491                $1,555,286
Net income (loss)     $(1,157,774)   $   41,767              $ (1,116,007)
-------------------------------------------------------------------------------

Nine months ended September 30, 1999
-------------------------------------------------------------------------------
Net revenues            $ 153,705    $  100,852                $  254,557
Net income (loss)     $(6,868,041)   $   (6,961)              $(6,875,002)
-------------------------------------------------------------------------------

PURCHASE ACQUISITIONS

On May 28, 1999, the Company acquired all of the outstanding shares of 2-Infinity-Texas, a provider of high-speed Internet access products and services, for 3,000,000 shares of the Company's common stock. 2-Infinity-Texas had only been in existence for a short period of time and had minimal prior operations. The acquisition has been accounted for as a purchase. The agreement previously provided for additional consideration of up to 6,000,000 shares to be issued upon achieving certain revenue performance goals. In January 2000, the former owner of 2-Infinity-Texas waived his right to receive the additional consideration.

On June 9, 1999, the Company acquired all of the outstanding shares of AirNexus, a retail provider of commercial voice and data products and services. The Company issued 3,000,000 shares of common stock in exchange for all of the outstanding shares of AirNexus. The acquisition has been accounted for as a purchase. The agreement previously provided for additional consideration up to 3,000,000 shares to be issued upon achieving certain revenue performance goals. In January 2000, the former owners of AirNexus waived their right to receive the additional consideration.

In January 2000, the Company acquired all of the outstanding shares of AGM, a reporting public company with no prior operations. The Company elected successor issuer status to become a reporting public entity upon the acquisition of AGM. The purchase price was 2,200,000 shares of the Company's common stock at a fair market value of $.136 per share. The acquisition has been accounted for as a purchase. In connection with this transaction, the Company also issued 1,500,000 shares of common stock, also at a fair market value of $.136 per share, and $50,000 for consulting services to another corporation that assisted in the negotiation and completion of the transaction.

Allocation of the purchase price for the acquisitions is as follows:

                          2-Infinity-Texas      AirNexus            AGM
                          ----------------    ------------      -----------
Goodwill                     $ 1,139,000      $ 1,020,000        $ 503,200
Cash                             104,479              515
Property and equipment             5,731
Other assets                       1,669            9,238
Liabilities assumed              (50,879)        (129,753)
                              -----------      -----------      -----------

Total Purchase Price         $ 1,200,000       $   900,000        $ 503,200
                              ===========      ===========      ===========

As discussed in notes above, goodwill was fully amortized as of June 30, 2000.

The following pro forma financial information gives effect to the Maximum Return, 2-Infinity, AirNexus and AGM acquisitions as if they had been acquired at January 1, 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future:

                                      For the nine months ended September 30,
                                      --------------------------------------
                                             2000                 1999
                                      -------------------  -----------------
Revenues                                   $  1,555,286      $    343,211
Loss from operations                       $ (4,951,642)     $ (4,121,595)
Net loss                                   $ (1,116,007)     $ (6,868,707)
Basic and diluted loss per share           $      (0.02)     $      (0.22)


Basic and diluted weighted average
     common shares outstanding                74,002,895       31,871,420

7.   Loss on sale of oil and gas assets:

On April 18, 2000, the Company approved a plan to sell all remaining assets relating to the oil and gas exploration projects and, where necessary, to plug and abandon all other non-producing wells that cannot be sold. The Company has sold its interest in the Union Central Life Insurance Co. Well No. 1, receiving cash proceeds of $54,000. All other non-producing wells are to be plugged and abandoned. The Company has recorded a provision for estimated losses to be incurred on the sale and disposal of the assets of ($31,000). The amounts the Company will ultimately realize, if any, could differ from the amounts assumed in arriving at the loss anticipated on disposal of the oil and gas assets.

As the Company was reporting as a development stage enterprise until second quarter of 2000, all costs associated with oil and gas activities have been included in "Loss from Oil and Gas Activities" in the accompanying statements of operations.

8.   Going Concern:

Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into emerging areas within the technology sector. The acquisition of 2-Infinity and AirNexus provided the ability to enter the technology sector.

The Company incurred net loss from operations of ($4,951,642) and ($4,127,853) for the nine months ended September 30, 2000 and 1999, respectively. The Company's ability to operate as a going concern is contingent upon its ability to obtain additional equity financing until positive cash flows are achieved. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

In November 2000, the Company implemented a comprehensive restructuring plan expected to result in an annualized reduction of general and administrative expenses by approximately $3,000,000 and accelerate the Company's ability to reach positive cash flows from operations within 6 to 8 months. The restructuring plan includes the following actions:

    - Restructured senior management, appointing Cody Morgan as President and Mike Gallo as Senior Vice President of Sales and Operations.

    - Reduced employee headcount by 30 persons, an approximate 50% reduction in Company-wide headcount.

    - Deferred and reduced compensation of certain senior management members including the Chief Executive Officer and the President of the Company.

    - Implemented an aggressive customer acquisition program through an improved marketing campaign and lead generation approach to improve direct sales efforts.

In addition to the restructuring plan, the Company needs to obtain approximately $2,700,000 of working capital during the next six months. The Company has not yet secured these funds.

Management has adopted additional strategies for the Company as follows:

    - The Company is actively raising additional capital through private placements.

    - The Company is pursuing the merger and acquisition of complementary businesses in the telecommunications industry that will increase shareholder value by increasing revenues, improving profitability or cash flows or enhancing the Company's current infrastructure.

    - The Company is forming strategic and technical alliances with leading manufacturers and facilities-based network providers in order to expand the development and deployment of our products and services.

    - The Company will continue the plan to sell all remaining assets relating to the oil and gas exploration projects and, where necessary, to plug and abandon all other non-producing wells that cannot be sold.

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

In January and February 2000, the Company mutually separated from three officers and directors, its CEO, CFO and the President of the Company's oil and gas division. Included in the settlement agreements with the former CEO, the Company issued 4,000,000 shares and $100,000 to compensate him for past service, and the Company paid $40,000 for execution of the settlement agreement and consulting services during the transition to new management. Each party mutually discharged any indebtedness owed to the other and Cam Am Resources, Inc, a related party of the CEO. As a result, the Company had accrued at December 31, 1999, $500,000 for compensation of past services at the fair market value of the shares and cash issued as a result of this agreement. In addition, included in the settlement agreements with the former CFO and the former President of the Company's oil and gas division, the Company issued an aggregate of 5,500,000 shares and $100,000 to compensate them for past services and the Company paid an aggregate of $65,000 for the execution of the agreements and consulting services during the transition to new management. As a result, the Company accrued at December 31, 1999, $2,760,500 of compensation expense at the fair market value of the shares and cash issued as a result of these agreements.

10.  Cancellation of Shares:

In April 2000, the board of directors approved the issuance of 4,240,000 common shares to employees and directors of the Company as compensation for services performed from June 1999 through January 2000. The shares were valued at fair market value on the date the board was authorized to grant the shares, which was $1.156. In August, as a result of the volatility in the stock price with the current market price valued below the valuation determined for payroll taxes, the employees and directors canceled the stock compensation agreements with the Company and returned all shares and received from the Company no compensation for doing so. The effects of the cancellation of stock in the accompanying financial statements resulted in a one-time adjustment to reduce expense of $4,141,960 for the compensation that was recorded in 1999. All amounts recorded in the first quarter of 2000 have been reversed.

11.  Notes Payable:

Notes payable consisted of the following:

                                                       September 30, 2000
                                                     ----------------------
Notes payable to an officer; unsecured,
  Interest at 9.5%.                                         $  20,000

Notes payable to individual; convertible to stock
  at the option of the holder within one to three
  years; interest at 9.75%, paid quarterly until
  converted; unsecured.                                       15,000
                                                     ----------------------

Total notes payable                                        $  35,000
                                                     ======================


12.  Convertible Debentures:

In August 1999, the Company issued $750,000 of 8% convertible debentures exercisable at 75% of fair market value of the Company's common stock on the date of conversion. In addition, the Company issued 5,000,000 warrants at an exercise price of 50% of the fair market value of the Company's stock on the date of exercise. The Company incurred a fee of $40,000 for the transaction. In addition, $250,000 of the $750,000 was held in escrow until all requirements under the agreements were met, including obtaining an effective registration statement for the resale of underlying shares of common stock, which the Company defaulted as of January 1, 2000. Effective January 18, 2000, the Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock and $324,750 of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock. The debentures were converted into 3,392,857 shares in the first quarter of 2000. Total cash received, net of the original $40,000 fee, was $460,000 relating to the transaction. The Company recorded interest expense of $404,500 in the quarter ended September 30, 1999 in connection with the discount on the stock.

13.  Options and Warrants:

On June 7, 2000, the board of directors approved the "2000 Long-term Incentive Plan" reserving 30,000,000 shares of common stock for issuance under the plan. The plan was approved by the Company's shareholders at the annual shareholder meeting held on August 25, 2000. Under the plan, the board of directors may grant incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock value equivalent awards, or any combination of the foregoing to eligible employees and consultants. All incentive stock options must be granted at a price of not less than the fair market value at the time of the grant. Total options outstanding to eligible employees under the plan at November 18, 2000 were 21,375,000, at exercise prices ranging from $.41 to $.48. The weighted average exercise price of the outstanding options is $.42.

A summary of the status of the Company's warrants as of September 30, 2000 and changes during the nine months ending September 30, 2000:

                                                                   Average
                                                                   Exercise
                                             Shares                 Price
                                           -----------------------------------
Outstanding, December 31, 1999              5,002,500           $     0.25
        Granted                            11,310,000                 0.49
        Expired                            (1,402,200)               (0.44)
        Exercised                          (1,070,000)               (0.14)
                                           -----------------------------------

Outstanding at September 30, 2000          13,840,300            $    0.43

Exercisable at September 30, 2000          13,840,300            $    0.43

14.  Common Stock Transactions:

In January 2000, the Company issued in exchange for prior services an aggregate of 775,000 shares of common stock to four professionals and consultants. The aggregate amount of $206,150, representing the fair market value of the stock on the date of issuance, was expensed in the nine months ended September 30, 2000. In addition, the Company issued 605,000 shares of common stock to a professional for legal services performed in 1999 and 2000. The total amount of $160,930, representing the fair market value of the stock on the date of issuance, was expensed half in 1999 and the remainder in the first quarter of 2000.

In the first quarter of 2000, the Company completed a private placement raising $2,000,000 by offering 20,000,000 shares of the Company's common stock at $.10 per share. The offering also includes for every two shares purchased, a warrant to acquire an additional share of common stock at $.50, exercisable for a period of one year from the date of issuance.

On March 22, 2000, the Company acquired a CLEC license, a contract that entitled the Company to resell Southwestern Bell Telephone Company products and services at a 32% discount, for $217,000 and 100,000 shares of common stock. The Company received the approval from the Texas Public Utilities Commission to transfer the CLEC license to the Company on September 1, 2000.

In April 2000, the Company sold to accredited investors, 100,000 shares of common stock valued at $.40 per share. Additionally, the Company issued 200,000 shares to an individual for consulting services valued at $.69 per share, representing the fair market value of the stock on the date of issuance.

In May 2000, the Company issued 355,000 shares of common stock valued at $.23 per share for public relations services performed by services firm. On May 2, 2000, the Company gave its 30-day notice to terminate the contract in accordance with the agreement.

In June 2000, the Company sold to accredited investors, 890,000 shares of common stock valued at $.25 per share.

In July 2000, the Company sold to accredited investors, 1,360,000 shares of common stock valued at $.25 per share.

15.  Income Taxes:

At the present time, the Company does not anticipate adjustments relating to income taxes

16.  8% Series A Convertible Preferred Stock:

On August 14, 2000, the Company entered into a financing arrangement whereby the Company would issue 8% Series A Convertible Preferred Stock raising a minimum of $1,000,000, and a maximum of $3,000,000. The preferred stock is convertible into common stock based on a conversion price per share equal to the lesser of $.50 or a 25% discount to the five-day average closing bid price at the time of conversion. Except in the case of mandatory conversion as defined in the agreement, after giving effect to the conversion, the holder is limited to converting its Series A Convertible Preferred Stock into no more than 4.9% of the then outstanding shares of common stock. For each $100,000 invested, the Company will issue to the preferred stockholder five-year warrants to acquire 20,000 shares of common stock with an exercise price per share equal to the closing bid price of the common stock on the date of purchase. The Company agreed to pay a 10% placement fee, and issue to the placement agent five-year warrants to acquire 200,000 shares of common stock for every $1,000,000 raised in the convertible preferred stock offering. The Company filed a registration statement covering the resale of the shares of the common stock underlying the foregoing warrants and convertible preferred stock on October 13, 2000. The Company has certain rights to redeem the convertible preferred stock prior to its conversion. The Company has issued 1,900 shares of 8% Series A Convertible Preferred Stock and warrants to acquire 760,000 shares of common stock. The Company recorded $262,778 as interest expense and additional paid in capital at September 30, 2000 for the allocated portion of the discount, relating to the conversion to common stock, from the purchase date to the earliest conversion date, 60 days. At November 19, 2000, with an approximate conversion price of $.105, if all shares were converted into common stock without limitation, the Company would issue approximately 23,750,000 shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                      2-INFINITY, INC. AND SUBSIDIARIES

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



General

Since inception through May 1999, the Company devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, the Company decided to diversify into emerging areas within the technology sector. The acquisition of 2-Infinity and AirNexus provided the ability to enter the technology sector.

The Company incurred net loss from operations of ($4,951,642) and ($4,127,853) for the nine months ended September 30, 2000 and 1999, respectively. The Company's ability to operate as a going concern is contingent upon its ability to obtain additional equity financing until positive cash flows are achieved. The aforementioned factors raise substantial doubt about the Company's ability to continue as a going concern.

In November 2000, the Company implemented a comprehensive restructuring plan expected to result in an annualized reduction of general and administrative expenses by approximately $3,000,000 and accelerate the Company's ability to reach positive cash flows from operations within 6 to 8 months. The restructuring plan includes the following actions:

    - Restructured senior management, appointing Cody Morgan as President and Mike Gallo as Senior Vice President of Sales and Operations.

    - Reduced employee headcount by 30 persons, an approximate 50% reduction in Company-wide headcount.

    - Deferred and reduced compensation of certain senior management members including the Chief Executive Officer and the President of the Company.

    - Implemented an aggressive customer acquisition program through an improved marketing campaign and lead generation approach to improve direct sales efforts.

In addition to the restructuring plan, the Company needs to obtain approximately $2,700,000 of working capital during the next six months until expected cash flow positive results are achieved. The Company has not yet secured these funds.

Management has adopted additional strategies for the Company as follows:

    - The Company is actively raising additional capital through private placements.

    - The Company is pursuing the merger and acquisition of complementary businesses in the telecommunications industry that will increase shareholder value by increasing revenues, improving profitability or cash flows or enhancing the Company's current infrastructure.

    - The Company is forming strategic and technical alliances with leading manufacturers and facilities-based network providers in order to expand the development and deployment of our products and services.

    - The Company will continue the plan to sell all remaining assets relating to the oil and gas exploration projects and, where necessary, to plug and abandon all other non-producing wells that cannot be sold.

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

Results of Operations:

COMPARISON OF QUARTER ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

Revenues for the three months ended September 30, 2000 decreased $14,906 or 11% to $120,924 from $135,830 for the three months ended September 30, 1999. The revenues generated in third quarter 2000 related primarily to the business telephone and voice mail systems. The decrease was primarily due to a more experienced sales force in 1999 compared to 2000. The Company has since put action plans in place to improve sales performance by implementing an aggressive customer acquisition program through an improved marketing campaign and lead generation approach as well as additional sales force training.

Cost of sales for the three months ended September 30, 2000 decreased $28,183 or 31% to $61,968 from $90,151 for the three months ended September 30, 1999. This decrease correlates directly with the decrease in revenues.

The Company recorded $2,152 for the three months ended September 30, 2000 for amortization expense relating to the CLEC license. The amortization expense of $720 for the three months ended September 30, 1999 relates to organizational expenses that were written-off at December 31, 1999.

There was no loss from oil and gas activities for the three months ended September 30, 2000 compared to $1,134,541 in the same period in 1999. The decrease is primarily due to the Company's decision to discontinue oil and gas operations in April 2000.

General and administrative expense for the three months ended September 30, 2000 increased $1,585,542 or 535% to $1,881,751 from $296,209 for the three months ended September 30, 1999. The increase was primarily due to operational infrastructure and build up of marketing and sales, as well as the general growth of the Company.

Other expense for the three months ended September 30, 2000 decreased $178,541 or 40% to $265,521 from $444,062 for the three months ended September 30, 1999. The decrease was due to decreasing interest expense.

Net loss for the three months ended September 30, 2000 decreased $1,429,787 or 40% to $2,112,357 from a net loss of $3,542,144 for the three months ended September 30, 1999. The decrease was primarily due to the stock compensation recorded in 1999 and cancelled in 2000 offset by the additional sales and marketing staff and infrastructure costs as a result of the general growth of the company.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30,
1999

Revenues for the nine months ended June 30, 2000 increased to $1,300,729 or 511% to $1,555,286 from $254,557 for the nine months ended September 30, 1999. This increase was primarily due to the acquisition of Maximum Return, as well as sales of commercial voice and data products and services.

Cost of Sales for the nine months ended September 30, 2000 increased to $1,010,103 or 565% to $1,188,996 from $178,893 for the nine months ended
September 30, 1999. This increase was due to the acquisition of Maximum Return, as well as the cost of the commercial voice and data products sold by the Company.

Amortization expense for the nine months ended September 30, 2000 decreased $1,655,808 or 77% to $505,352 from $2,161,160 for the nine months ended
September 30, 1999. This decrease represents the difference between the goodwill written-off in 1999 relating to the AirNexus and 2-Infinity-Texas acquisitions and the goodwill written-off in 2000 relating to the AGM acquisition. The goodwill was determined to be impaired because the carrying amount of the assets acquired may not be recoverable. The total goodwill was amortized because of the impairment.

Loss from oil and gas activities for the nine months ended September 30, 2000 decreased $1,562,871 or 93% to $109,197 from $1,672,068 for the nine months ended September 30, 1999. The decrease is due to the Company's focus on technology and the discontinuation of oil and gas activities.

General and administrative expenses for the nine months ended September 30, 2000 increased $4,294,230 or 1,178% to $4,658,674 from $364,444 for the nine months ended September 30, 1999. The increase is due to the acquisition of 2-Infinity-Texas, AirNexus, AGM, and Maximum Return, as well as the general growth of the Company.

Other expense for the nine months ended September 30, 2000, decreased $137,124 or 31% to $306,325 from $443,449 for the nine months ended September 30, 1999. The decrease was primarily due to interest expense. The interest on convertible debt recorded in 1999 was converted or settled by January 2000. The interest expense in 2000 relates primarily to the Series A Preferred Stock discount.

Net loss for the nine months ended September 30, 2000 decreased $5,758,995 to $1,116,007 from a net loss of $6,875,002 for the nine months ended September 30, 1999. This decrease in reported loss is primarily due to a one-time adjustment related to the cancellation of stock to employees, officers, and directors. The net loss before cancellation of stock for the nine months ended September 30, 2000 increased $686,665 or 15% to $5,257,967 from $4,571,302. This net loss before the cancellation of stock is the result of the Company's previous focus on building infrastructure to support expected aggressive growth, including the recruitment of key personnel and investment in operational infrastructure.

The Company expects to incur additional losses until its revised business strategy results in sufficient revenues to offset operating expense and infrastructure costs.

Liquidity and Capital Resources

In the nine months ended September 30, 2000, the Company raised $4,492,500 in private placement transactions and the sale of 8% Series A Preferred stock. In addition, the Company raised $186,500 from the exercise of common stock warrants.

The Company's operating loss for the fiscal nine months ended September 30, 2000 was $4,951,642. The Company estimates that it needs approximately

$2,700,000 of working capital from the sale of debt and equity securities to fund its operating deficit for approximately 6 months. The Company currently has not secured this financing. There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to enable it to continue operating in its current form. It is possible that additional equity financing will be highly dilutive to existing shareholders.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

2-Infinity filed a complaint in December 1999 in the 80th District Court of Harris County, Texas against Tiger Petroleum, Inc. and Mr. Kenny Vincent. This claim is based on a breach of a settlement agreement entered into by 2-Infinity and the defendants on March 25, 1999. 2-Infinity is seeking the return of 300,000 shares of common stock, plus attorneys' fees and court costs. Discovery has been commenced and it is anticipated that if this case is not resolved in mediation, it will be docketed for trial in the last quarter of 2000.

2-Infinity is currently in the process of attempting to resolve a claim alleged by Pilares Oil & Gas, Inc. through arbitration. Pilares alleges that 2-Infinity, known at the time as Lakota Energy, breached an agreement entered into in November 1996 and a purported amendment entered into in December 1996 relating to the purchase of 80% of Pilares' net revenue in approximately 1,600 acres known as the Glass Mountain Lease "A West" Project. Pursuant to the agreement, Lakota Energy was to acquire 99% of the outstanding capital stock of West Bolt Energy, Inc., and Pilares was to transfer its interest in the Glass Mountain Lease "A West" Project to West Bolt Energy. Lakota Energy issued 812,500 shares of common stock to Pilares and was to pay $400,000 in cash to West Bolt Energy. Pilares is seeking damages in the amount of $400,000 plus interest from 2-Infinity based on the purported amendment, which changes the payee of the $400,000 to Pilares. 2-Infinity is challenging the effectiveness of the purported amendment. Additionally, 2-Infinity is seeking, in a counterclaim against Pilares, the return of the shares of the common stock issued to Pilares. The counterclaim also alleges that Pilares fraudulently induced 2-Infinity to enter into the original contract based on appraisals Pilares provided indicating that its interest in the Glass Mountain Lease "A West" Project had a value of approximately $30,000,000, which later proved to have a value of approximately $300,000. The arbitration is scheduled to occur beginning on January 15, 2001.

Item 2.  Changes in Securities.

In June and July 2000, the Company issued an aggregate of 1,360,000 shares of common stock at a purchase price of $0.25 per share to the following individuals:

PERSON                                                         SHARES
------                                                        --------
Bichmai Nguyen..............................................  400,000
Richard Roth................................................   20,000
Clayton Rawlings............................................   40,000
Robert K. Gibbs.............................................  800,000
Russell W. Jackson..........................................  100,000

In August and September 2000, the Company issued Cache Capital "USA" LP an aggregate of 1,900 shares of Series A Preferred Stock at a purchase price of $1,000 per share, together with warrants to purchase up to 380,000 shares of common stock, at an average exercise price of $0.31, for a period of five years. In connection with the sale of the Series A Preferred Stock to Cache Capital "USA" LP, the Company issued J.P. Carey Securities, Inc., the placement agent of the Series A Preferred Stock, warrants to purchase up to 380,000 shares of common stock, at an average exercise price of $0.31, for a period of five years and paid a 10% commission in the amount of $190,000.

Upon the dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holder of each outstanding share of the Company's Series A Preferred Stock will be entitled to receive, out of the Company's assets, $1,000 plus an 8% per annum premium before any payment or distribution may be made on the Company's common stock. Therefore, the issuance of the Series A Preferred Stock may significantly limit the assets available for distribution, if any, to the holders of the Company's common stock upon such dissolution, liquidation or winding up of the Company.

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


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On August 25, 2000, the Company held the annual meeting of the shareholders for purposes of the following:

(1) NAME CHANGE. To approve an amendment to the Company's Articles of Incorporation in order to change the Company's name to 2-Infinity, Inc.;

(2) ELECTION OF DIRECTORS. To elect five directors to hold office until the 2001 Annual Meeting of Shareholders or until their successors are elected and qualified;

(3) RATIFICATION AND APPROVAL OF THE 2000 LONG-TERM INCENTIVE PLAN. To ratify and approve the provisions of the Company's 2000 Long-Term Incentive Plan;

(4) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. To ratify and approve the appointment of Mann Frankfort Stein & Lipp as the independent auditors for the Company for the fiscal year ending December 31, 2000.

For Proposal No. 1 (the change of the Company's name to 2-Infinity, Inc.), approval by the holders of a majority of the outstanding shares of Common Stock was required. For Proposal No. 2 (the election of directors), the five candidates receiving the greatest number of affirmative votes were elected. For each of Proposal No. 3 (the 2000 Long-Term Incentive Plan) and Proposal No. 4 (appointment of independent auditors), the affirmative vote of a majority of the shares present in person or represented by proxy at the annual meeting was required

On July 11, 2000, the record date for the annual shareholder meeting there were 89,516,339 shares of the Company's common stock issued and outstanding. All outstanding shares were entitled to vote on the four proposals. At the annual meeting, a quorum of holders of 58,839,440 shares was present.

The results of the voting on the above matters presented to the Shareholders were as follows:

(1) NAME CHANGE. The name change was approved by the shareholders, with 57,422,906 shares voting for, 1,341,334 shares voting against and with 75,200 shares abstaining.

(2) ELECTION OF DIRECTORS. The five directors submitted to the shareholders for approval were elected as follows:

         MAJED M JALALI: 56,237,754 shares voting for, 582,650 shares voting against and 127,607 shares abstaining.

         PATRICK CODY MORGAN: 56,302,804 shares voting for, 517,600 shares voting against and 127,607 shares abstaining.

         KELLY E. NISPEL: 56,657,834 shares voting for, 162,570 shares voting against and 127,607 shares abstaining.

         SCOTT E. SMITH: 56,616,604 shares voting for, 203,800 shares voting against and 127,607 shares abstaining.

         MICHAEL L. OMER: 56,637,004 shares voting for, 183,400 shares voting against and 127,607 shares abstaining.

(3) RATIFICATION AND APPROVAL OF THE 2000 LONG-TERM INCENTIVE PLAN. The 2000 Long-term Incentive Plan was approved by the shareholders, with 30,852,852 shares voting for, 2,218,883 shares voting against and with 464,491 shares abstaining.

(4) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. The appointment of Mann Frankfort Stein & Lipp as the independent auditors for the Company for the fiscal year ending December 31, 2000 was approved by the shareholders, with 56,811,516 shares voting for, 46,345 shares voting against and with 90,150 shares abstaining.

Immediately after the Special Meeting of Shareholders, the Company submitted documentation to the Colorado Secretary of State in order to effect the foregoing amendments to its Articles of Incorporation.

Item 5.  Other Information.

Effective October 30, 2000, Scott Smith resigned from the board of directors of the Company.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

2.1*     Agreement and Plan of Reorganization dated November 6, 1996 between
         Lakota Energy, Inc. and Chancellor Trading Group, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company's Registration
         Statement on Form SB-2 (File No. 333-88575) filed with the Commission on October 7, 1999 (the "Company's October 1999 SB-2")).

2.2*     Reorganization and Stock Purchase Agreement dated May 28, 1999 between
         Lakota Energy, Inc., 2-Infinity.com, Inc., a Texas corporation, and
         Majed Jalali (incorporated herein by reference to Exhibit 2.2 of the Company's October 1999 SB-2).

2.3*     Reorganization and Stock Purchase Agreement dated June 8, 1999 between
         Lakota Energy, Inc. and Voice Design, Inc. and its shareholders
         (incorporated herein by reference to Exhibit 2.3 of the Company's
         October 1999 SB-2).

2.4*     Stock Transfer Agreement dated June 14, 1999 between Lakota Energy,
         Inc. and Lakota Oil and Gas, Inc (incorporated herein by reference to Exhibit 2.4 of the Company's October 1999 SB-2).

2.5* Exchange Agreement between Lakota Technologies, Inc. and certain AGM shareholders dated as of January 18, 2000 (incorporated herein by reference to the Company's Current Report on Form 8-K filed with the Commission on January 18, 2000).

2.6* Agreement and Plan of Merger of 2-Infinity.com, Inc., a Texas corporation, and AirNexus, Inc., a Texas Corporation, dated January 27,
         2000 (incorporated herein by reference to Exhibit 1.1 of the Company's
         Current Report on Form 8-K filed with the Commission on February 8,
         2000).

2.7*     Stock Purchase Agreement dated as of April 1, 2000 between
         2-Infinity.com, Inc. and the Shareholders of Maximum Return &
         Development, Inc., a Pennsylvania corporation (incorporated herein by reference to Exhibit 2.7 of the Company's Registration Statement on Form SB-2 (File No. 333-47962) filed with the Commission on October 13,
         2000 (the "Company's October 2000 SB-2")).

3.1*     Articles of Incorporation of Chancellor Trading Group, Inc. filed July
         14, 1995 (incorporated herein by reference to Exhibit 3.1 of the Company's October 1999 SB-2).

3.2*     Articles of Merger between Lakota Energy, Inc. and Chancellor Trading
         Group, Inc. filed December 27, 1996 (incorporated herein by reference to Exhibit 3.2 of the Company's October 1999 SB-2).

3.3*     Articles of Amendment to the Articles of Incorporation of Lakota
         Energy, Inc. filed August 4, 1999 (incorporated herein by reference to
         Exhibit 3.3 of the Company's October 1999 SB-2).

3.4*     Articles of Amendment to the Articles of Incorporation of Lakota
         Technologies, Inc. filed May 8, 2000 (incorporated herein by reference to Exhibit 3.5 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000).

3.5* Articles of Amendment to the Articles of Incorporation of 2-Infinity.com, Inc. filed August 17, 2000 (incorporated herein by reference to Exhibit 3.5 of the Company's October 2000 SB-2).

3.6* Articles of Amendment to the Articles of Incorporation of 2-Infinity.com, Inc. filed August 31, 2000 (incorporated herein by reference to Exhibit 3.6 of the Company's October 2000 SB-2).

3.7* Bylaws, as amended (incorporated herein by reference to Exhibit 3.4 of the Company's October 1999 SB-2).

4.1*      Text of Common Stock Certificate (incorporated herein by reference to
          Exhibit 4.1 of the Company's October 2000 SB-2).

4.2* Text of Series A Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.2 of the Company's October 2000 SB-2).

10.1*    Office Space Lease dated June 16, 1999 between W9/LWS II Real Estate
         Limited Partnership, a Delaware limited partnership, and 2-Infinity.com,, Inc., a Texas corporation, for the premises located at 4828 Loop Central Drive, Suite 150, Houston, Texas 77081 (incorporated herein by reference to Exhibit 10.1 of the Company's October 2000 SB-2)

10.2*    License Agreement dated July 14, 1999 between W9/LWS II Real Estate
         Limited Partnership, a Delaware limited partnership, and 2-Infinity.com,, Inc., a Texas corporation, related to the installation of a satellite dish (incorporated herein by reference to Exhibit 10.2 of the Company's October 2000 SB-2).

10.3*    First Amendment to Lease dated September 27, 1999 between W9/LWS II
         Real Estate Limited Partnership, a Delaware limited partnership, and
         2-Infinity.com,, Inc., a Texas corporation (incorporated herein by reference to Exhibit 10.3 of the Company's October 2000 SB-2).

10.4*    Second Amendment to Lease dated March 29, 2000 between W9/LWS II Real


         Estate Limited Partnership, a Delaware limited partnership, and 2-Infinity.com,, Inc., a Texas corporation (incorporated herein by reference to Exhibit 10.4 of the Company's October 2000 SB-2).

10.5*    Lease Agreement dated July 12, 1999 between Harvard Property (333 Sam
         Houston) L.P. and AirNexus, Inc., a Texas corporation, for the premises located at 333 N. Sam Houston Parkway E., Suite 820, Houston, Texas
         77060 (incorporated herein by reference to Exhibit 10.5 of the Company's October 2000 SB-2).

10.6*    Sublease dated May 5, 2000 between 2-Infinity.com, Inc. and LynkTel,
         Inc., for the premises located at 333 N. Sam Houston Parkway E., Suite
         820, Houston, Texas 77060 (incorporated herein by reference to Exhibit
         10.6 of the Company's October 2000 SB-2).

10.7*    Lease Agreement dated December 17, 1996 between Lakota Energy, Inc. and
         Cigna Real Estate Fund T, Limited Partnership, for the premises located at 2849 Paces Ferry Road, Suite 710, Atlanta, Georgia, 30339
         (incorporated herein by reference to Exhibit 10.4 of the Company's
         October 1999 SB-2).

10.8*    First Amendment to Lease Agreement dated January 19, 2000 between The
         Realty Associates Fund IV, L.P., a Delaware limited partnership, and
         Lakota Technologies, Inc., for the premises located at 2849 Paces Ferry
         Road, Suite 710, Atlanta, Georgia, 30339 (incorporated herein by reference to Exhibit 10.8 of the Company's October 2000 SB-2).

10.9*    Oil and Gas Lease dated October 23, 1995 for the Bernard project
         (incorporated herein by reference to Exhibit 10.1 of the Company's
         October 1999 SB-2).

10.10*   Assignment of Oil, Gas and Mineral Lease dated March 15, 1996 for the
         Bernard project (incorporated herein by reference to Exhibit 10.2 of the Company's October 1999 SB-2).

10.11* Oil Gas and Mineral Lease dated April 26, 1996 for the Glass Mountain project (incorporated herein by reference to Exhibit 10.3 of the Company's October 1999 SB-2).

10.12* Employment Agreement between 2-Infinity.com, Inc. and Majed Jalali, effective June 1, 1999 (incorporated herein by reference to Exhibit
         10.5 of the Company's October 1999 SB-2).

10.13*   Letter Agreement and Amendment to Employment Agreement dated as of
         March 1, 2000 between Lakota Technologies, Inc. and Majed Jalali
         (incorporated herein by reference to Exhibit 10.13 of the Company's
         Annual Report on Form 10-KSB for the year ended December 31, 1999 (the
         "Company's 1999 10-KSB").

10.14* Employment Agreement between Voice Design, Inc. and Patrick Cody Morgan effective June 14, 1999 (incorporated herein by reference to Exhibit
         10.7 of the Company's October 1999 SB-2).

10.15*   Letter Agreement and Amendment to Employment Agreement dated as of
         March 1, 2000 between Lakota Technologies, Inc. and Patrick Cody Morgan
         (incorporated herein by reference to Exhibit 10.14 of the Company's
         1999 10-KSB).

10.16*   Agreement and General Mutual Release dated January 6, 2000 for Ken
         Honeyman (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 (File No. 333-38304) filed with the Commission on June 1, 2000 (the "Company's June 2000 S-8")).

10.17* Addendum to Agreement and General Mutual Release and Escrow Agreement for Ken Honeyman dated January 20, 2000 (incorporated herein by reference to Exhibit 10.2 to the Company's June 2000 S-8).

10.18*   Agreement and General Mutual Release dated January 6, 2000 for


         Howard Wilson (incorporated herein by reference to Exhibit 10.3 to the Company's June 2000 S-8).

10.19* Addendum to Agreement and General Mutual Release and Escrow Agreement for Howard Wilson dated January 20, 2000 (incorporated herein by reference to Exhibit 10.4 to the Company's June 2000 S-8).

10.20* Escrow Agreement dated January 6, 2000 (incorporated herein by reference to Exhibit 10.5 to the Company's June 2000 S-8).

10.21*    Agreement and General Mutual Release dated February 3, 2000 for John
          B. Hayes. (incorporated herein by reference to Exhibit 10.6 to the Company's June 2000 S-8).

10.22*    Tut Systems, Inc. Value Added Reseller Agreement dated May 20, 1999
          (incorporated herein by reference to Exhibit 10.43 of the Company's
          October 1999 SB-2).

10.23* Voice Solutions Reseller Agreement dated as of November 23, 1999, between 3Com Corporation and Air Nexus, Inc. (incorporated herein by reference to Exhibit 10.56 of the Company's October 1999 SB-2).

10.24* Agreement for the Purchase and Sale of Assets dated as of March 22, 2000, between 2-Infinity.com, Inc. and Afaneh, Inc. (incorporated herein by reference to Exhibit 10.16 of the Company's 1999 10-KSB).

10.25* Warrant executed in favor of Dipak Bhatt to purchase 1,250,000 shares of common stock, expiring November 30, 2000 (incorporated herein by reference to Exhibit 10.45 of the Company's October 1999 SB-2).

10.26* Warrant executed in favor of Dipak Bhatt to purchase 750,000 shares of common stock, expiring December 22, 2000 (incorporated herein by reference to Exhibit 10.47 of the Company's October 1999 SB-2).

10.27* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 500,000 shares of common stock, expiring December 10, 2000
         (incorporated herein by reference to Exhibit 10.49 of the Company's
         October 1999 SB-2).

10.28* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 250,000 shares of common stock, expiring December 17, 2000
         (incorporated herein by reference to Exhibit 10.51 of the Company's
         October 1999 SB-2).

10.29*   Stock Purchase Agreement dated September 28, 1999 by and between the
         Company and Matt Hensley (incorporated herein by reference to Exhibit
         10.52 of the Company's October 1999 SB-2).

10.30*   Warrant dated September 28, 1999 by and between the Company and Matt
         Hensley (incorporated herein by reference to Exhibit 10.53 of the Company's October 1999 SB-2).

10.31* Warrant executed in favor of H.L. Bolkema to purchase 22,800 shares of common stock, expiring February 2, 2001 (incorporated herein by reference to Exhibit 10.31 of the Company's October 2000 SB-2).

10.32* Form of one-year Warrant, exercisable at $0.50 per share of common stock, issued to investors in the Company's $2,000,000 private placement during the first six months of 2000 (incorporated herein by reference to Exhibit 10.32 of the Company's October 2000 SB-2).

10.33* Warrant executed in favor of Billy Sonnier to purchase 12,500 shares of common stock, expiring April 24, 2001 (incorporated herein by reference to Exhibit 10.33 of the Company's October 2000 SB-2).

10.34* Warrant executed in favor of John R. Weaver to purchase 12,500 shares of common stock, expiring April 24, 2001(incorporated herein by reference to Exhibit 10.34 of the Company's October 2000 SB-2).


10.35* Warrant exercised in favor of Forrest E. Singletary to purchase 25,000 shares of common stock, expiring April 24, 2001 (incorporated herein by reference to Exhibit 10.35 of the Company's October 2000 SB-2).

10.36*   2000 Long-Term Incentive Plan (incorporated herein by reference to
         Appendix A to the Company's Proxy Statement on Schedule 14A filed with the Commission on July 11, 2000).

10.37*   Form of Securities Purchase Agreement entered into between Cache
         Capital "USA" LP and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit
         10.37 of the Company's October 2000 SB-2).

10.38*   Form of Registration Rights Agreement entered into between Cache
         Capital "USA" LP and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit
         10.38 of the Company's October 2000 SB-2).

10.39*   Placement Agency Agreement dated as of August 14, 2000 between J.P.
         Carey Securities, Inc. and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.39 of the Company's October 2000 SB-2).

10.40*   Escrow Agreement dated as of August 11, 2000 between The Bank of New
         York, J.P. Carey Securities, Inc. and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.40 of the Company's October 2000 SB-2).

10.41* Form of Warrant executed in favor of Cache Capital "USA" LP relating to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.41 of the Company's October 2000 SB-2).

10.42*   Form of Warrant executed in favor of J.P. Carey Securities, Inc.
         relating to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.42 of the Company's October 2000
         SB-2).

10.43* Notice of Approval of Transfer of CLEC License (incorporated herein by reference to Exhibit 10.43 of the Company's October
         2000 SB-2).

27       Financial Data Schedule.

         * Incorporated herein as indicated.

(b) Reports on Form 8-K.

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

                                    2-INFINITY, INC.

Date:  November 20, 2000            By:    /s/ Majed Jalali
                                       -------------------------
                                    Name:   Majed Jalali
                                    Title:  President and Chief Executive
                                    Officer

Date:  November 20, 2000            By:    /s/ Kelly Nispel
                                       -------------------------
                                    Name:   Kelly Nispel
                                    Title:  Chief Financial Officer and
                                    Treasurer