Form 10KSB
period 2000-12-31
2 INFINITY INC
filed 2001-04-17
CIK 1097618

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2000.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to __________

      Commission file number: 000-27821

--------------------------------------------------------------------------------
                                2-INFINITY, INC.
--------------------------------------------------------------------------------

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Issuer's revenues for the fiscal year ended December 31, 2000 were $641,356.

      As of March 31, 2001 the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $2,155,000 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statements made herein shall not be construed as an admission for the purposes of determining the affiliate status of any person.) As of March 31, 2001, the registrant had 138,543,091 shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

      Documents incorporated by reference:
                                     None.

                                TABLE OF CONTENTS

PART I..........................................................................
    ITEM 1.  DESCRIPTION OF BUSINESS...........................................1
    ITEM 2.  DESCRIPTION OF PROPERTY..........................................10
    ITEM 3.  LEGAL PROCEEDINGS................................................10
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS.................................................11

PART II.........................................................................
    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS..............................................11
    ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OR PLAN OF OPERATION.............................................13
    ITEM 7.  FINANCIAL STATEMENTS ...........................................F-1
    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................17

PART III........................................................................
    ITEM  9. DIRECTORS AND EXECUTIVE OFFICERS.................................17
    ITEM 10. EXECUTIVE COMPENSATION...........................................19
    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT............................................22
    ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
             TRANSACTIONS.....................................................23
    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.................................25

SIGNATURES....................................................................30

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

      Important risk factors that could cause actual results to differ materially from the expectations reflected in any forward-looking statement herein include among other things: (1) the ability of the Company to quickly penetrate the market with its current method of technology against larger, well-financed competitors within the marketplace; (2) the ability of the Company to generate revenues is substantially dependent upon continued growth in the use of the Internet and the infrastructure for providing Internet access and carrying Internet traffic; (3) the ability of the Company to attract and retain key officers, knowledgeable sales and marketing personnel and highly trained technical personnel; (4) the ability of the Company to minimize expenses and exposures related to oil and gas properties in which other companies had control over the manner in which operations were conducted on such properties, including compliance with safety and environmental standards; (5) the ability of the Company to obtain additional financing from public and private equity markets to fund operations and future growth; (6) the ability of the Company to generate revenues to cover operating losses and position the Company to achieve positive cash flow; and (7)conversion of the outstanding shares of the Company's Series A Preferred Stock, no par value (the "Series A Preferred Stock"), could have a substantially dilutive effect on the interests of the current holders of our common stock.

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

THE COMPANY OVERVIEW

      The Company was incorporated in the state of Colorado on July 14, 1995 to engage in the acquisition and exploration of oil and gas properties. Since inception (November 1995) through May 1999, 2-Infinity's sole business activity was investment in interests in oil and gas exploration projects. The Company incurred net losses of $8,446,189 and $356,468 for the years ended December 31, 1999 and 1998, respectively. Accordingly, 2-Infinity's management made a strategic decision to diversify into the technology sector and eventually dispose of its oil and gas assets. The Company today is an end-to-end provider of managed voice, data, and networking solutions, which reported a loss for the year 2000 of $7,590,045.

History and Evolution of Business

      On November 14, 1995, Lakota Energy, Inc. was formed for the purpose of engaging in oil and gas exploration and operations. On November 6, 1996, Lakota Energy was merged with and into Chancellor Trading Group, Inc. As part of the merger agreement, Chancellor issued 9,187,500 shares of its common stock to the shareholders of Lakota Energy in exchange for 4,593,750 shares of Lakota Energy's common stock. An additional 118,000 shares of Chancellor's common stock were issued to third parties who assisted in closing the transaction. Chancellor was a publicly traded corporation and had no significant operations prior to the merger with Lakota Energy. As a result of the merger, Chancellor's name changed to Lakota Energy, Inc.

      Historically, the strategic plan of Lakota Energy was to participate in oil and gas exploration projects that have been developed by other successful, well-financed companies. Lakota Energy focused on projects primarily in Texas and Louisiana, where its consultants had specific geological expertise. However, as a result of continued losses from these ventures, Lakota Energy decided to diversify into emerging areas of the technology sector.

      On May 28, 1999, Lakota Energy acquired all of the outstanding capital stock of 2-Infinity.com, Inc., a Texas corporation ("2-Infinity-Texas"). As consideration for the acquisition, Lakota Energy issued 3,000,000 shares of its common stock to Majed M. Jalali, the sole shareholder of 2-Infinity-Texas. At the time of the acquisition, 2-Infinity-Texas focused on providing digital subscriber line services, more commonly referred to as DSL, to residential multi-dwelling unit customers such as hotels and apartment complexes. The acquisition of 2-Infinity-Texas reinforced Lakota Energy's desire to diversify into the technology and Internet markets.

      On June 8, 1999, Lakota Energy acquired all of the outstanding capital stock of Voice Design, Inc., a Texas corporation that later changed its name to AirNexus, Inc.("AirNexus"). As consideration for the acquisition, Lakota Energy issued 3,000,000 shares of its common stock and $60,000 cash to the three owners of AirNexus, two of whom were Patrick Cody Morgan and his spouse. The acquisition of AirNexus, a provider of LAN-based (local area network) business telephony solutions, furthered the Company's business strategy to enter the technology sector.

      On June 9, 1999, Lakota Energy organized a wholly owned Texas corporation named Lakota Oil and Gas, Inc. ("Lakota Oil"). Subsequently, on June 14, 1999, Lakota Energy transferred its interest in two oil exploration projects, which constituted all of Lakota Energy's oil and gas related assets at the time, to Lakota Oil. The purpose of forming Lakota Oil was to organize Lakota Energy's oil and gas related business into one operating subsidiary, separate and distinct from the other operating subsidiaries, in order to more accurately reflect our diversified operations.

      On August 4, 1999, Lakota Energy changed its name to Lakota Technologies, Inc. to promote its new diversified strategy with both the oil and gas and technology sectors.

      On January 18, 2000, the Company entered into an agreement with the shareholders of AGM, Inc., a Nevada corporation ("AGM"), pursuant to which the Company issued 2,200,000 shares of its common stock to acquire all the outstanding capital stock of AGM. The Company acquired AGM in order to become a reporting company under the Securities Exchange Act of 1934. As part of the acquisition, the Company elected to have successor issuer status under Rule 12g-3 of that Act.

      On January 27, 2000, 2-Infinity-Texas and AirNexus merged, with 2-Infinity-Texas surviving the merger. The merger began the reformation of the Company's business strategy to consolidate its DSL and LAN-based telephony offerings into a cohesive service package. Following that merger, the Company hired a new management team and built a direct sales force to market both its DSL services and the LAN-based telephony solutions. As of March 23, 2001, 2-Infinity-Texas had approximately 50 business customers.

      On April 18, 2000, the Company approved a plan to dispose of all remaining assets relating to the oil and gas exploration projects and, where necessary, to plug and abandon all other non-producing wells that could not be sold.

      On May 8, 2000, the Company changed its name from Lakota Technologies, Inc. to 2-Infinity.com, Inc. to further distinguish its emphasis on the technology sector.

      On June 28, 2000, the Company acquired all of the outstanding common stock of Maximum Return & Development, Inc. a Pennsylvania corporation ("Maximum Return"), a network hardware and service provider. The acquisition of Maximum Return provided the Company with an additional set of products and services to offer its existing customers as well as a new base of enterprise customers. As consideration for the acquisition, the Company issued 900,000 shares of its common stock to the owners of Maximum Return, of which 200,000 shares were placed in escrow. Under the terms of the escrow agreement, if Maximum Return's net assets were not equal to or greater than $47,500 as of May 31, 2000, the Company would be entitled to the return of the number of escrowed shares equal to two multiplied by the difference between the net asset amount and $50,000. On August 31, 2000, the Company made a claim for the return of all of the escrowed shares because, based on the information developed to date, Maximum Return's net assets as of May 31, 2000 were less than $47,500. The previous owners of Maximum Return have submitted a timely response to our claim and the escrowed shares will continue to be held by the escrow agent pending a resolution of the issue.

      On August 31, 2000, the Company changed its name from 2-Infinity.com, Inc. to 2-Infinity, Inc. in order to eliminate public assumptions that it employed an internet-based business model such as that of an online retailer or e-commerce exchange.

Evolution of Business Strategy

      Since early 2000, 2-Infinity has evolved into an end-to-end provider of voice, data, and networking solutions. We believe that the proliferation of innovative communication technologies, especially in the areas of voice-over-IP
(VoIP) telephony and broadband Internet access, will continue to increase demand among commercial customers for managed services offerings that streamline costs and increase productivity. We also believe that increased attention on service and support quality will drive commercial customers to consolidate the business outsourced to providers with a strong customer focus and high performance levels.

      To serve the needs of our business customers for cost-effective, reliable, and fully managed communications, we have developed a comprehensive suite of voice and data solutions and a high quality support infrastructure through taking the following steps:

o Obtained CLEC license in the State of Texas to offer voice and data communication services, collocate equipment in central offices, and anticipate future regulatory changes.

o Built out our Houston collocation facility with MCI Worldcom, providing secure and redundant Tier-1 connectivity to the Internet backbone.

o Built out our Network Management Center, the central hub of our network monitoring and technical support activities.

o Launched our business-grade DSL service through partnering with Rhythms NetConnections and IP Communications.

o Developed our suite of managed services, including web hosting, e-mail, virtual private networking, firewall, desktop support, network management, and consulting. These services were made available to customers in February 2001.

o Developed our local and long distance services in the Houston market through partnering with Mpower Communications. These services were made available to customers in February 2001.

      In the fourth quarter of 2000, 2-Infinity engaged in a restructuring plan. The motivation for this plan was to become less dependent on external financing in the face of changing market conditions. The plan's objectives are to reduce expenses and increase sales effectiveness in the Houston market in order to achieve positive operating cash flows. The preliminary results of this restructuring plan at the end of 2000 were as follows:

o Reduction of monthly sales, general, and administrative expenses from an average of $500,000 per month during the last half of 2000, to approximately $275,000 per month during the first quarter of 2001, while reducing staff from 64 to the current level of 31.

o Realignment of Company resources towards sales and marketing activities. Having reached a steady-state with our operational build out and product development activities, we are allocating a greater portion of our financial and human resources to increasing our sales performance in the Houston market.

Business Strategy

      2-Infinity's business strategy is to simplify communications for its business customers through delivering a full spectrum of cost-effective, reliable, and fully-managed voice and data solutions. The elements of our business strategy are as follows:

o Develop end-to-end, fully-managed voice and data solutions. We seek to minimize the cost and complexity of delivering high-performance communications to small- to mid-sized business customers. Our end-to-end solutions are fully-managed and can be tailored to meet the individual needs of our business customers.

o Become the single point-of-contact for our business customers. Through providing a single source for all their voice, data, and networking needs, we intend to improve our customers' service and support levels and thereby gain a larger share of their business.

o Provide best-in-class service and support. A critical part of our business strategy rests upon our strong customer focus. To ensure continuing customer satisfaction, we have developed a high quality support infrastructure through providing:

      o Live technical support from our toll-free Help Desk, 24 hours a day and 7 days a week. Includes first, second, and third level escalation to technical and engineering resources and guaranteed response times for onsite dispatch.

      o Continual monitoring of system and network components from our Network Management Center. Includes proactive service recovery, fault management, and performance guarantees.

      o Project management approach for all design, implementation, and support services. Includes a dedicated client account manager (CAM) for each customer, as well as project planning and reporting mechanisms.

o Enter into strategic relationships. Leverage the innovative technologies and network resources of our industry-leading partners:

      o     Manufacturers: 3Com, Cisco, Nortel, Estech Systems, eSoft.

      o Network providers: MCI Worldcom (and UUNET), Rhythms NetConnections, IP Communications, Mpower Communications.

o Pursue capital efficient network strategy. We own and operate key network elements and lease certain other readily available network elements in order to be able to focus our resources on acquiring and retaining customers and expanding our product and service offerings.

Service Offerings

      We currently offer our customers a full spectrum of communication products and services organized into the following four solutions:

o Convergence. End-to-end business voice solution including LAN-based telephony system, local and long distance, network design and cabling, installation and support.

o Broadband. High-speed Internet access solution based on a business-grade digital subscriber line (DSL) platform. Includes web hosting, email, and domain name registration services.

o Secure Access. Integrated virtual private networking and firewall solution for businesses seeking to share and protect network resources. Includes security design, consulting, management and reporting services.

o Network Manager. End-to-end design, implementation, and support services for system and network components. Includes desktop and network support, LAN design and implementation, WAN (wide area network) management, consulting and project management services.

Sales and Marketing

      2-Infinity's primary market is small to mid-sized businesses and enterprise branch locations within Houston, Texas. In the future, we plan to enter additional markets within Texas, such as Dallas and Austin. The Small Business Administration estimates that there are roughly 370,000 businesses within Texas with less than 500 employees, of which approximately 74,000 are within the Houston metropolitan area. Our target customer segment is a business site with between 20 to 200 employees, and where a local area network either already exists or is planned to be installed. Our strategy for customer acquisition consists of the following:

o Direct sales force. We seek to retain experienced sales professionals with strong technology backgrounds. We also maintain an enterprise team to focus on larger sales opportunities across multiple branch locations.

o Business-to-business telemarketing. In order to effectively communicate our value proposition to business customers, we have engaged in external and internal telemarketing efforts to increase sales activity in the Houston market.

o Bids for new building and construction projects. Our ability to design and implement an end-to-end voice, data, and networking solution from the ground up has made new building and construction projects an ideal source of new business. We have begun to actively bid for such projects, which typically have a six to nine month turnaround.

o Referral marketing partnerships. We are seeking to sign up marketing partners in key vertical sectors to generate referrals for new business. This program is still within its early stages.

Competition

      The communications industry is highly competitive and currently is dominated by the incumbents and the large, established long distance companies. The comprehensive nature of our communication offerings makes it necessary for us to compete across a number of specialized industry segments.

      We intend to compete in these areas by becoming a single point-of-contact for business communications and delivering our customers end-to-end solutions for voice, data, and networking. We primarily compete with:

o Internet service providers (ISP). There is a wide variety of technology platforms to deliver Internet access services, including digital subscriber line (DSL), fixed wireless, cable modems, and fiber optics. In the target business market for our broadband services, we face competition from other DSL providers as well as fixed wireless companies. There is a wide range of pricing, network performance, service quality, and support levels among different ISPs. Our exclusive focus on business customers requires us to balance our pricing strategy with maintaining high levels of customer satisfaction through providing bandwidth guarantees, fast turnaround on service delivery, and high quality technical support. While we are vulnerable to aggressive pricing tactics from ISPs that command greater financial and marketing resources, we believe that such tactics are not sustainable over the long term.

o Value-added resellers (VAR) of voice, data, and networking equipment. The telecom industry contains a large number of distributors and resellers of voice, data, and networking equipment. While these companies generally maintain a wide selection of products at competitive pricing, their services are limited to product delivery and basic warranty and maintenance programs. 2-Infinity provides end-to-end design, installation, and support services for the hardware components of its communication solutions. We face the risk of our business customers purchasing such components "off-the-shelf" and becoming disappointed when their systems do not function as anticipated due to unprofessional implementation.

o Incumbent (ILEC) and Competitive Local Exchange Carriers (CLEC). Voice services such as local and long distance have to a large extent become commodities as increased competition has narrowed the margins for these services. While 2-Infinity provides such voice services at highly competitive rates in order to offer a complete voice solution to its business customers, we cannot guarantee that offering such services will generate sufficient returns independent of the sale of other higher margin products or services.

o Information technology (IT) consultants. 2-Infinity's consulting, project management, and network design services places it in direct competition with a number of specialized IT consultants. These consultants typically focus on larger, enterprise clients and do not adequately price their services for small- to mid-sized businesses. 2-Infinity follows up on its design and consulting services with end-to-end voice and data solutions and high quality implementation and support capabilities.

Government Regulation

      A number of our communications services (such as local, long distance, and Internet access) are regulated expensively by federal and state governments. The Federal Communications Commission (FCC) regulates interstate communication services, while state government (generally through its public utility commission, or PUC) regulates intra-state communications. In addition, Congress has begun to impose regulations on certain aspects of Internet-related businesses.

o Federal regulation of communication services. Although the FCC exercises jurisdiction over our communication facilities and services, we are not currently required to obtain FCC authorization for the installation, acquisition, or operations of our network facilities. We are not subject to many of the restrictions and obligations faced by incumbent or facilities-based carriers, such as price caps, rate of return regulation, or the filing of interstate tariffs. Our compliance with federal and state regulations is effectuated through our partners and suppliers to the extent that we provide interstate communication services.

o State regulation of communication services. Some of our services are classified as intrastate and are subject to state regulation. While we have been granted a license by the public utility commission of the State of Texas to be a competitive local exchange carrier, the majority of our intra-state regulatory obligations are also effectuated by our partners and suppliers.

o Regulation of Internet Service Providers (ISPs). To date the FCC has treated ISPs as "enhanced service providers" exempt from federal and state regulations governing common carriers, including the obligation to pay access charges and contributions to the universal service fund. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services and future regulations may be imposed by federal or state governments.

      Our oil and gas operations were also subject to the Clean Water Act and the Clean Air Act and comparable state statutes. In the past, we owned or leased properties that have been used for oil and gas operations for many years. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such wastes have been taken for disposal. Many of these properties have been operated by third parties whose operations were not under our control. These properties and the wastes disposed thereon may be subject to Comprehensive Environmental Response, Compensation and Liability Act of 1980, Resource Conservation and Recovery Act of 1976, and analogous state laws, and we could be required to remove or remediate previously disposed wastes or property contamination or perform remedial plugging operations to prevent future contamination.

Risk Factors

      Risks Relating to Our Operations

o We may not have sufficient customer interest to become profitable. If the markets for our communication technologies do not grow at a significant rate, or if we are unable to effectively capture market share, our business, operating results, and financial condition will be negatively affected. Future demand for our products and services is highly uncertain, and therefore we cannot guarantee that our business will grow as we expect.

o We operate in highly competitive industry segments. We compete against companies with longer operating histories, larger customer bases, greater brand recognition, and significantly greater financial resources. There are numerous competitors offering similar services to us, and many of these competitors may be able to enter into strategic or commercial relationships on more favorable terms. In addition, increased competition may result in reduced operating margins and loss of market share.

o We may incur substantial increased expenses if governmental regulations change. The communications industry is highly regulated at the federal, state, and local levels. Regulations that govern our business could change at any time, which could adversely affect the way in which we do business. We could incur substantial costs complying with these regulations, and our failure to comply could have serious financial and legal consequences. Lastly, changes in regulation could increase competition, which could have an adverse effect on our business.

o We depend upon key individuals. Our future success depends on a large part on the skills, experience, and efforts of our management team and employees. The loss on the continued services of any of these individuals could have a significant negative effect on our business. We do not currently maintain a policy of key man life insurance on any of our management team or employees.

o We depend on a number of partners and suppliers. We work with a number of partners and suppliers to deliver and support our services. The failure of any of these parties to provide adequate service and support or to efficiently deliver their products or services could lead to our loss of market share. In addition, the inability of these parties to maintain consistent pricing levels at the time of contract renewal could significantly narrow our margins.

Employees

      As of March 31, 2001, we had 31 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe that our relations with our employees are good.

ITEM 2. DESCRIPTION OF PROPERTY

      2-Infinity's principal executive offices are located at 4828 Loop Central Drive, Suite 150, Houston, Texas 77081, which is occupied under a lease ending October 31, 2007. The current rent for the executive offices is $18,318 per month. At the end of the term, we believe that we can lease the same or comparable offices at approximately the same monthly rate.

      As a result of the acquisition of AirNexus, 2-Infinity is also responsible for the rental payments related to office space located at 333 N. Sam Houston Parkway East, Suite 870, Houston, Texas 77060. The current monthly rental under the lease, which expires on October 1, 2004, is $5,492. 2-Infinity has currently subleased the space to LynkTel, Inc. through May 2002 for the monthly rental required under the lease.

      2-Infinity is also party to a lease for office space located at 2849 Paces Ferry Road, Atlanta, Georgia, 30339. The current monthly rental under the lease, which expires on January 31, 2003, is $2,130. Since January 2000, the monthly rental due under the lease has been paid by NuQuest, Inc., an entity owned by Robert Kent Honeyman, one of our former executive officers. We are currently involved in negotiations with The Realty Associates Fund IV, L.P., the current landlord on the lease, to assign the remaining term of the lease to NuQuest.

ITEM 3. LEGAL PROCEEDINGS

      2-Infinity filed a complaint in December 1999 in the 80th District Court of Harris County, Texas against Tiger Petroleum, Inc. and Mr. Kenny Vincent. This claim is based on a breach of a settlement agreement entered into by 2-Infinity and the defendants on March 25, 1999. 2-Infinity is seeking the return of 300,000 shares of common stock, plus attorneys' fees and court costs. Discovery has been commenced and it is anticipated that if this case is not resolved in mediation, it will be docketed for trial during the second quarter of 2001.

      2-Infinity is currently in the process of attempting to resolve a claim alleged by

Pilares Oil & Gas, Inc. through arbitration. Pilares alleges that 2-Infinity, known at the time as Lakota Energy, breached an agreement entered into in November 1996 and a purported amendment entered into in December 1996 relating to the purchase of 80% of Pilares' net revenue in approximately 1,600 acres known as the Glass Mountain Lease "A West" Project. Pursuant to the agreement, Lakota Energy was to acquire 99% of the outstanding capital stock of West Bolt Energy, Inc., and Pilares was to transfer its interest in the Glass Mountain Lease "A West" Project to West Bolt Energy. Lakota Energy issued 812,500 shares of common stock to Pilares and was to pay $400,000 in cash to West Bolt Energy. Pilares is seeking damages in the amount of $400,000 plus interest from 2-Infinity based on the purported amendment, which changes the payee of the $400,000 to Pilares. 2-Infinity is challenging the effectiveness of the purported amendment. Additionally, 2-Infinity is seeking, in a counterclaim against Pilares, the return of the shares of the common stock issued to Pilares. The counterclaim also alleges that Pilares fraudulently induced 2-Infinity to enter into the original contract based on appraisals Pilares provided indicating that its interest in the Glass Mountain Lease "A West" Project had a value of approximately $30,000,000, which later proved to have a value of approximately $300,000. The arbitration is expected to occur during April 2001.

         Partners Alliance Group, Inc., ("PAG") a former affiliate of Maximum Return, has filed a suit against the Company in the amount of $59,515 for services rendered and products sold to Maximum Return, prior to the Company's acquisition of Maximum Return. The Company's position is that:

o The consulting services that represent a substantial part of the claim were never provided to Maximum Return.

o The products allegedly provided to Maximum Return had no market value and were actually taken back by PAG.

o The existence of any or part of the invoices was not disclosed to the Company by Maximum Return and PAG at the time the Company acquired Maximum Return.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED MATTERS

      In October 2000, the Company issued 10,000 common shares at a purchase price of $.25 per share, upon an accredited investor's exercise of their outstanding warrants.

      In November 2000, the Company sold to two accredited investors, 13,714,285 shares of common stock, at a purchase price of $.044 per share, together with warrants to purchase an additional 1,371,857 shares at $.069 per share within one year.

      Common stock transactions during the nine months ended September 30, 2000 have been reported in the Company's Forms 10QSB that have been previously filed with the U.S. Securities and Exchange Commission. For all security transactions discussed above:

o No underwriter or placement agent was used in connection with any of the above referenced securities transactions, and no underwriting commissions were paid.

o     No means of general solicitation were used in offering the securities.

o The securities in each transaction were sold to a limited group of accredited investors in private placement transactions, exempt from registration under Section 4(2) of the Securities Act.

o All purchasers of the Company's securities were sophisticated investors who qualified as accredited investors within the meaning of Rule 501(a) of Regulation D under the Securities Act.

      As of the date of this report, our common stock is quoted on the OTC bulletin board under the symbol "TWIC."

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

      The range of the high and low bid information for the common stock for each full quarterly period within the two most recent fiscal years is shown on the following table.

Quarter Ended      Dec. 31,   Sept 30,  June. 30,   Mar. 31,   Dec. 31,   Sept 30,   June 30,   Mar. 31,
                    2000       2000       2000       2000       1999       1999       1999       1999
                    -----      -----      -----      -----      -----      -----      -----      -----
High Bid Price      $0.19      $0.51      $1.40      $2.55      $0.18      $0.34      $0.52      $0.15
Low Bid Price       $0.05      $0.18      $0.34      $0.09      $0.09      $0.14      $0.06      $0.07

      The OTC bulletin board quotations represent inter-dealer prices, without retail mark-ups, mark-downs, or commissions. The quotations may not represent actual transactions.

      From time to time, the stock market experiences significant price and volume fluctuations, which may affect the market price of our common stock for reasons unrelated to our performance. Recently, such volatility has particularly impacted the stock prices of publicly traded technology companies. In the past, securities class action litigation has been initiated against companies following periods of volatility in the market price of the companies' securities. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management's attention and resources, which could have an adverse effect on our business.

      As of December 31, 2000, there were 100,200,624 shares of our common stock issued and outstanding, held of record and beneficially owned by approximately 12,000 persons.

      We have not paid or declared any dividends with respect to our common stock, nor do we anticipate paying any cash dividends or other distributions on our common stock in the foreseeable future. Any future dividends will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, if any, our financial requirements for future operations and growth, and such other facts as we may deem appropriate. Additionally, the terms of our outstanding shares of Series A Preferred Stock restrict our ability to declare dividends on our common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

      Since inception in November 1995 through May 1999, 2-Infinity devoted substantially all of its efforts to invest with joint partners in oil and gas exploration projects. However, as a result of minimal revenue and continued losses from these ventures, 2-Infinity decided to diversify into emerging areas within the technology sector. In January 2000, new board members and senior management were appointed to oversee operations and raise additional capital through private placements. The new management adopted new strategies for 2-Infinity and developed a plan of action, which included:

o Raising additional capital through private placements to cover costs associated with building the necessary operational infrastructure and a service and support platform to execute our business plan.

o Forming strategic and technical alliances with leading manufacturers and facilities-based network providers in order to expand the development of our products and services.

o Implementing an aggressive customer acquisition effort in our target market, consisting of a direct sales force approach and a comprehensive marketing program and public relations campaign.

o Approving a plan to dispose of all remaining assets relating to the oil and gas exploration projects and, where necessary, to plug and abandon all other non-producing wells that could not be sold.

      In the fourth quarter of 2000, 2-Infinity engaged in a restructuring plan. The motivation for this plan was to become less dependent on external financing in the face of changing market conditions. The plan's objectives are to reduce expenses and increase sales effectiveness in the Houston market in order to achieve positive positive cash flows. The preliminary results of this restructuring plan at the end of 2000 included a reduction of monthly sales, general, and administrative expenses from an average of $500,000 per month during the last half of 2000, to approximately $275,000 per month during the first quarter of 2001, while reducing staff from 64 to the current level of 31.

      Management believes the completion of its plans will produce increased revenues and cash flows. However, no assurances can be given that the Company will be successful in the implementation of its plan or that the Company will be able to raise additional funding in order to operate until it attains breakeven cash flows from its operations.

Results of Operations

      The Company's revenues increased from $248,550 (1999) to $641,356 (2000) reflecting a full year's activity for AirNexus and 2-Infinity-Texas, which were acquired in mid 1999, and six months activity for Maximum Return, which was acquired in mid 2000. Discontinuance of the oil and gas activities had no impact on revenues as such revenues were diminimus during 1999.

      Cost of goods sold increased from $141,494 (1999) to $458,632 (2000). The increase reflects the increased sales activity, as well as diminished margins earned during the year 2000. The decrease in the gross margin earned from 43.1%(1999) to 28.5% (2000) is due primarily to the $40,000 inventory reserve recorded at the end of the year, and expansion of products and services offered to customers which yield a lower gross margin. The inventory reserve was recorded to provide for potential restocking and obsolescence charges for equipment that was purchased for a project which did not materialize.

      Selling, general and administrative expenses increased from $681,606
(1999) to $6,121,263 (2000) due primarily to the following factors:

o selling, general & administrative salaries of approximately $900,000 incurred during 1999 are included in the 1999 Loss from Discontinued Operations and excluded from the $681,606 of selling, general and administrative expenses from continuing operations.

o selling, general & administrative salaries for continuing operations, increased by approximately $3,000,000, as the Company focused its efforts on expanding its technology sector business opportunities, and increased its marketing and operations staffs.

      Depreciation expense increased from $11,944 (1999) to $58,753 (2000) reflecting the Company's expansion into the technology sector and its related investment of $573,000 on equipment and furniture.

      As discussed in the notes to the consolidated financial statements, the Company has written off all of the goodwill that was acquired as part of the purchase of AirNexus, AGM, 2-Infinity-Texas and Maximum Return because there is no assurance that the Company will be able to recover the cost of that goodwill. The decrease in amortization of goodwill from $2,172,528 (1999) to $795,530
(2000) reflects the lower cost of goodwill acquired during 2000 as compared to goodwill acquired during 1999.

      Interest expense reported for 2000 consists primarily of a $633,333 conversion discount included in the provisions of the Series A Preferred Stock, which was issued beginning in August, 2000. Loss from Discontinued Operations
(1999) includes $404,500 of interest expense relating to the discount on the conversion of the Company's 8% convertible debentures into common stock in January 2000.

      The Loss from Discontinued Operations for the year 1999 consists primarily of $4.0 million of compensation paid to former executives of Lakota Oil for services rendered and pursuant to separation agreements between the former executives and the Company, plus the aforementioned interest expense. Approximately $3.1 million of the compensation was paid in shares of the Company's common stock.

Liquidity and Capital Resources

      During 2000, the Company sold 37,694,285 shares of Common Stock for $3,381,500, which included a private placement of 20 million shares for $2 million. The Company also raised $1.9 million from the sale of its Series A Preferred Stock.

      The Company also issued 13,135,000 shares for $3,699,400 of services rendered, of which $3.1 million was for separation agreements involving 3 former oil and gas executive officers and directors. An additional 4,892,857 shares were issued for repayment of its 8 % convertible debentures and related interest.

      During January 2001, the Company sold to two accredited investors, 10,272,727 shares of common stock valued at $.027 per share. During February 2001, the Company sold to the same accredited investors, an additional 14,806,027 shares of common stock valued at $.022 per share.

      Subsequent to December 31, 2000, the Company issued 12,347,692 shares of common stock valued at $.031 per share, to four executive officers, in lieu of cash compensation.

      We expect to incur additional losses until our revised business strategy results in sufficient revenues to offset operating expenses and infrastructure costs. We believe that this strategy, while initially requiring additional cash outlays, will result in increased revenues and future profitability. We expect our existing operations to continue to result in negative cash flow and working capital deficiencies. These will require 2-Infinity to continue to obtain additional capital or financing approximating $2 million to provide working capital until the Company achieves operating levels that will result in breakeven operating cashflows. The necessary financing may be unavailable to 2-Infinity or, if available, may not be on satisfactory or favorable terms. It is possible that additional equity financing will be highly dilutive to existing shareholders.

      As of March 31, 2001, the Company is required to have reserved for issuance, 28,459,179 shares for outstanding options and warrants. Based on the closing prices for its common stock during the week ended March 31, 2001, and the floating conversion rate included in the Series A Preferred Stock agreements, the Company is also required to have reserved for issuance an additional 147,286,822 shares of common stock under those agreements. Since the Company had 138,543,091 shares of common stock outstanding at March 31, 2001, the outstanding shares plus the number of shares that are required to be reserved for issuance under existing agreements exceeded the 300,000,000 shares of common stock it is authorized to issue by 14,289,092 shares.

ITEM 7. FINANCIAL STATEMENTS

                                    CONTENTS

Independent Auditors' Report ................................................F-2
Independent Auditors' Report ................................................F-3
Consolidated Balance Sheet ..................................................F-4
Consolidated Statement of Operations ........................................F-5
Consolidated Statement of Cash Flows ........................................F-6
Consolidated Statement of Net Capital Deficiency ............................F-8
Notes to Consolidated Financial Statements ..................................F-9

                          Independent Auditors' Report

To the Board of Directors and Stockholders
2-Infinity, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of 2-Infinity, Inc. as of December 31, 2000 and the related consolidated statements of operations, net capital deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 2-Infinity, Inc. as of December 31, 2000, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of $7,590,045 during the year ended December 31, 2000 and, as of that date, had a working capital deficiency of $1,629,736 and net capital deficiency of $2,295,194. The Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MANN FRANKFORT STEIN & LIPP CPAs, L.L.P.

Houston, Texas
March 23, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders
2-Infinity, Inc
Houston, Texas

We have audited the accompanying statements of operations, changes in stockholders' equity and cash flows of 2-Infinity, Inc. for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations and the cash flows of 2-Infinity, Inc. for the year ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has incurred losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result fro the outcome of this uncertainty.


HJ & Associates, LLC
(Formerly Jones, Jensen & Company)
Salt Lake City, Utah
March 31, 2000

                       2 - INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                   A S S E T S
Current Assets :
     Cash                                                             $     27,188
     Accounts receivable, less allowance for doubtful
          accounts of $ 46,623                                              50,969
     Accounts receivable from officer                                       31,250
     Inventory, less reserve for obsolesence of $ 40,000                   173,516
     Other current assets                                                   76,363
                                                                      ------------
                Total Current  Assets                                      359,286
                                                                      ------------

Furniture & Equipment :
     Equipment                                                             521,132
     Furniture & fixtures                                                  135,777
        Less accumulated depreciation                                      (71,014)
                                                                      ------------
                Furniture & Equipment, net                                 585,895
                                                                      ------------

     CLEC license, less accumulated amortization
          of $ 6,653                                                       380,647
     Other assets                                                          268,000
                                                                      ------------
                TOTAL ASSETS                                          $  1,593,828
                                                                      ============

            LIABILITIES, PREFERRED STOCK AND NET CAPITAL DEFICIENCY

Current Liabilities :

     Notes payable                                                    $     35,000
     Accounts payable                                                    1,379,956
     Accrued compensation                                                  454,972
     Other current liabilities                                             119,094
                                                                      ------------
                Total Current Liabilities                                1,989,022
                                                                      ------------

8 % Series A Convertible Preferred Stock
     No par value, 3,000 shares authorized; 1,900 shares
     issued and outstanding                                              1,900,000
                                                                      ------------

Net Capital Deficiency :
     Preferred stock, no par value, 24,997,000 shares
     authorized; no shares outstanding                                          --

     Common stock, no par value, 300,000,000 shares
     authorized; 100,200,624 shares, issued and outstanding             15,298,361
     Accumulated deficit                                               (17,593,555)
                                                                      ------------
                Net Capital Deficiency                                  (2,295,194)
                                                                      ------------

                                                                      ------------
     TOTAL LIABILITIES, PREFERRED STOCK AND NET CAPITAL DEFICIENCY    $  1,593,828
                                                                      ============

          See accompanying notes to consolidated financial statements.

                       2 - INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                 YEAR ENDED DECEMBER  31,
                                               ----------------------------
                                                   2000            1999
                                               ------------    ------------
REVENUE                                        $    641,356         248,550
COST OF GOODS & SERVICES                            458,632         141,494
                                               ------------    ------------

GROSS MARGIN                                        182,724         107,056
                                               ------------    ------------

EXPENSES
     Selling, general & administrative            6,121,263         681,606
     Depreciation                                    58,753          11,944
     Amortization, primarily goodwill               795,530       2,172,528
                                               ------------    ------------
     TOTAL EXPENSES                               6,975,546       2,866,078
                                               ------------    ------------

LOSS FROM CONTINUING OPERATIONS                  (6,792,822)     (2,759,022)

OTHER INCOME (DEDUCTIONS)
     Interest (expense) income, net                (647,637)            488
     Loss on disposal of assets                                      (3,520)
                                               ------------    ------------
NET LOSS FROM CONTINUING OPERATIONS              (7,440,459)     (2,762,054)
                                               ------------    ------------

LOSS FROM DISCONTINUED OPERATIONS
      Loss from operations                         (118,319)     (5,684,135)
      Loss on disposition of assets                 (31,267)             --
                                               ------------    ------------
           Loss from discontinued operations       (149,586)     (5,684,135)
                                               ------------    ------------

NET LOSS                                       $ (7,590,045)     (8,446,189)
                                               ============    ============

NET LOSS PER SHARE (Basic & Fully Diluted):
           Loss from continuing operations     $      (0.09)          (0.08)
           Loss from discontinued operations          (0.01)          (0.16)
                                               ------------    ------------

          Net loss per share                   $      (0.10)          (0.24)
                                               ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING:

          Basic & Fully Diluted                  78,526,467      34,569,693
                                               ============    ============

                       2 - INFINITY, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER  31,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES

   Net loss from continuing operations                          $(7,440,459)    (2,762,054)
   Adjustments to reconcile loss from continuing operations
     to net cash (used) provided by continuing operations :
       Common stock issued for services rendered                    332,000      8,570,476
       Discount on issuance of convertible instruments              633,334             --
       Amortization                                                 795,530      2,172,528
       Depreciation                                                  58,753         11,944
       Loss on disposal of assets                                                    3,520
   Changes in operating assets and liabilities :
       Increase in accounts receivable                              228,426        (19,339)
       Increase in inventories                                     (173,516)            --
       Increase in other current assets                             (60,172)        62,414
       Increase in other assets                                                   (268,000)
       Increase in accounts payable                                 962,242        108,691
       (Decrease) increase in accrued compensation                  454,873     (4,141,960)
       Increase in other current liabilities                         44,412
                                                                -----------    -----------
   Net cash flows (used) provided by continuing operations       (4,432,577)     4,006,220
                                                                -----------    -----------

   Net cash used by discontinued operations
       Net loss from discontinued operations                       (118,319)    (5,684,135)
       Loss on liquidation of assets and liabilities                (31,267)            --
   Adjustments to reconcile loss from discontinued operations to net cash (used) by discontinued operations :
       Depreciation                                                                  2,505
       Proceeds from sale of assets                                   5,168
                                                                -----------    -----------
   Net cash used by discontinued operations                        (144,418)    (5,681,630)
                                                                -----------    -----------

NET CASH FLOWS USED BY OPERATING ACTIVITIES                      (4,576,995)    (1,675,410)
                                                                -----------    -----------

CASH FLOWS USED BY INVESTING ACTIVITIES
   Purchase of furniture and equipment                             (572,818)       (84,397)
   Purchase of CLEC license                                        (217,000)
                                                                -----------    -----------
   Cash used by investing activities                               (789,818)       (84,397)
                                                                -----------    -----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
   Proceeds from sale of preferred stock                          1,900,000             --
   Proceeds from sale of common stock and options                 3,438,588        605,630
   Payment of notes payable                                         (10,000)       (60,000)
   Proceeds from notes payable/debentures                                        1,187,500
                                                                -----------    -----------
   Net  cash provided by financing activities                     5,328,588      1,733,130
                                                                -----------    -----------

NET DECREASE IN CASH                                                (38,225)       (26,677)

CASH AT BEGINNING OF PERIOD                                          65,413         92,090
                                                                -----------    -----------

                                                                -----------    -----------
CASH AT END OF PERIOD                                           $    27,188         65,413
                                                                ===========    ===========

   See accompanying notes to consolidated financial statements.

                       2 - INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (CONTINUED)

                                                                 YEAR ENDED DECEMBER  31,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
CASH PAID DURING THE PERIOD FOR INTEREST                       $     14,667          4,739

NON-CASH INVESTING AND FINANCING ACTIVITIES

   Issuance of common stock for acquired entities              $    717,182      2,100,000
   Issuance of common stock for payment of debt and interest   $  1,552,834        647,500
   Issuance of common stock for CLEC license                   $    170,300
   Issuance of common stock and debt for services rendered     $  3,699,400      8,570,476

   See accompanying notes to consolidated financial statements.

                       2 - INFINITY, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF NET CAPITAL DEFICIENCY

                                                COMMON  STOCK
                                         ----------------------------    ACCUMULATED    NET CAPITAL
                                            SHARES          AMOUNT         DEFICIT       DEFICIENCY
                                         ------------    ------------   ------------    ------------
BALANCE AT JANUARY 1, 1999                 20,678,733    $  1,650,389   $ (1,557,321)   $     93,068

Common stock issued for:
    cash                                    3,920,300         485,630                        485,630
    debt and interest                       8,870,797         654,091                        654,091
    services                                5,454,977         652,858                        652,858
    acquired companies                      6,000,000       2,100,000                      2,100,000
Cash received for 200,000 shares to be
    issued subsequent to year end             200,000          20,000                         20,000
Options issued for cash                                       100,000                        100,000
Common stock cancelled                     (3,846,325)

Net loss                                                                  (8,446,189)     (8,446,189)

                                         ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 1999               41,278,482       5,662,968    (10,003,510)     (4,340,542)
                                         ------------    ------------   ------------    ------------

Common stock issued for:
    cash                                   37,694,285       3,381,500                      3,381,500
    acquired companies                      3,100,000         831,360                        831,360
    debt and interest                       4,892,857       1,552,833                      1,552,833
    services rendered                      13,135,000       3,699,400                      3,699,400
    CLEC license                              100,000         170,300                        170,300

Net loss                                                                  (7,590,045)     (7,590,045)

                                         ------------    ------------   ------------    ------------
BALANCE AT DECEMBER 31, 2000              100,200,624    $ 15,298,361   $(17,593,555)   $ (2,295,194)
                                         ============    ============   ============    ============

      See accompanying notes to consolidated financial statements

                        2-INFINITY, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2000

NOTE 1-HISTORY AND ORGANIZATION

      The Company was incorporated in the state of Colorado on July 14, 1995 to engage in the acquisition and exploration of oil and gas properties. In 1999, management diversified into the technology and internet markets, acquiring two companies; 2-Infinity-Texas, and AirNexus. See Note - 4 Business Combinations.

      The accompanying consolidated financial statements include the accounts of 2-Infinity, Inc. (formerly 2-Infinity.com, Inc., Lakota Technologies, Inc., Lakota Energy, Inc., and Chancellor Trading Group, Inc.) (collectively, "the Company") and it's wholly owned subsidiaries, 2-Infinity.com, Inc.("2-Infinity-Texas"), AirNexus, Inc. ("AirNexus"), Lakota Oil and Gas, Inc. ("Lakota Oil"), Maximum Return and Development, Inc. ("Maximum Return") and AGM, Inc. ("AGM"). AirNexus was merged into 2-Infinity-Texas on January 27, 2000.

NOTE 2-GOING CONCERN

      The Company has incurred net losses of $7,590,045 and $8,446,189 for the years ended December 31,2000 and 1999, respectively. The Company's ability to operate as a going concern is contingent upon its ability to obtain additional equity financing to fund it's activities until positive operating cash flows are achieved.

      In January 2000, new board members and senior management were appointed in order to enhance operations and raise additional capital through equity transactions. The new management adopted new strategies for the Company and developed a plan of action which included:

            o Completing it's plan to sell all remaining assets related to previous oil and gas exploration projects, and where necessary, to plug and abandon all other non-producing wells that cannot be sold.

            o Raising additional capital through private placements to cover costs associated with building the necessary operational infrastructure and service and support platform to execute our business plan.

            o Forming strategic and technical alliances with leading manufacturers and facilities-based network providers in order to expand the development and deployment of our products and services.

            o Implementing an aggressive customer acquisition effort in our target market, consisting of a direct sales force approach and a comprehensive marketing program and public relations campaign.

      In the fourth quarter of 2000, 2-Infinity engaged in a restructuring plan. The motivation for this plan was to become less dependent on external financing in the face of changing market conditions. The plan's objectives were to reduce expenses and increase sales effectiveness in the Houston market in order to achieve positive operating cash flows. The preliminary results of this restructuring plan at the end of 2000 were as follows:

            o Reduction of monthly sales, general, and administrative expenses from an average of $500,000 per month during the last half of 2000, to approximately $275,000 per month in the first quarter of 2001, while reducing staff from 64 to the current level of 31.

            o Realignment of Company resources towards sales and marketing activities. Having reached a steady-state with our operational build out and product development activities, we are allocating a greater portion of our financial and human resources to increasing our sales performance in the Houston market.

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

NOTE 3-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a. Basis of Presentation

      The consolidated financial statements include the accounts of 2-Infinity, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

      b. Revenue Recognition

      Revenues for 1999 include revenues from the Company's newly acquired technology subsidiary, AirNexus, since June 8, 1999. 2-Infinity-Texas reported no revenues in 1999. Revenue from business telephone and voice mail systems products are recorded when shipped and any related services revenues are recorded when the services are rendered to the customer. Revenues from the Company's newly acquired subsidiary, Maximum Return, are included since the acquisition date, June 28, 2000.

      c. Basic and Diluted Loss Per Share

      In accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings per Share," basic and diluted loss per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Warrants and options outstanding as of December 31, 2000, (45,974,571), and December 31, 1999, (5,002,500), were excluded from the calculation because the effect would be anti-dilutive

      d. Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the accompanying notes. Actual results could differ from those estimates.

      e. Inventories

      Inventories consist of equipment and parts purchased for resale, and are stated at the lower of average cost, or market.

      f. Furniture and Equipment

      Furniture and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets of three to five years, and totaled $58,753 (2000) and $14,449 (1999), respectively.

      g. Other Assets

      The CLEC license, which entitles the Company to resell Southwestern Bell Telephone Company products and services at a 32% discount, is being amortized over 15 years.

      Other assets consist of the cost of financial software which has been purchased but has not been put into service.

      h. Advertising

      The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expenses were not material for all periods presented.

      i. Goodwill

      The Company assesses long-lived assets for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under those rules, goodwill associated with assets acquired in connection with the acquisitions discussed in Note 4 (below) was determined to be impaired because circumstances exist that indicate the carrying amount of those assets may not be recoverable. Accordingly, goodwill totaling $2,159,000
(1999) relating to the AirNexus and 2-Infinity-Texas acquisitions, and $788,879
(2000) relating to the AGM, Inc. and Maximun Return acquisitions, has been charged to the operations for the period in which the acquisitions were made.

      j. Stock Options and Warrants

      The Company accounts for stock options and warrants issued to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For financial statement disclosure purposes and issuance of options and warrants to non-employees for services rendered, the Company follows Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

      k. Reclassifications

      Certain reclassifications have been made in the December 31, 1999 financial statements to conform to the presentation at December 31, 2000.

NOTE 4- DISCONTINUED OPERATIONS

      On April 18, 2000, the Company approved a plan to sell all remaining assets relating to the oil and gas exploration projects. The Company sold its interest in its remaining producing property Union Central Life Insurance Co. Well No. 1, during May 2000. All other non-producing wells have been plugged and abandoned. The Company has incurred losses from the sale and disposal of its oil and gas assets totaling $31,267.

      At December 31, 1999, the Company's oil and gas net assets consisted of:

      Interest in Oil and Gas properties          $57,225
      Accrued expenses                            (52,057)
                                                  -------
      Net assets of discontinued operations       $ 5,168
                                                  =======

      The Company reported sales from oil and gas operations, which are included in the Loss from Discontinued Operations, of $8,765 during 1999, and none during 2000.

NOTE 5-BUSINESS COMBINATIONS

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

      In January 2000, the Company acquired all of the outstanding shares of AGM, Inc., a Nevada corporation ("AGM"), a reporting public company with no prior operations. The Company elected successor issuer status to become a reporting public entity upon the acquisition of AGM. The purchase price was 2,200,000 shares of the Company's common stock at a fair market value of $.136 per share. The acquisition has been accounted for as a purchase. In connection with this transaction, the Company also issued 1,500,000 shares of common stock, also at a fair market value of $.136 per share, and $50,000 for consulting services to another corporation that assisted in the negotiation and completion of the transaction.

      On June 28, 2000, the Company completed the acquisition of Maximum Return, a network hardware and service provider. The Company received all of the outstanding common shares of Maximum Return in exchange for 900,000 shares of its common stock, of which 200,000 shares are held in escrow. Under the terms of the escrow agreement, if Maximum Return's net assets were not equal to or greater than $47,500 as of May 31, 2000, the Company would be entitled to receive the number of escrowed shares equal to two multiplied by the difference between the net asset amount and $50,000. On August 31, 2000, the Company filed a claim with the escrow agent for the return of all of the escrowed shares because based on available information, the Company believed MRD's net assets as of May 31, 2000 were less than $47,500. The claim is pending final resolution. Maximum Return has two customers which account for 22.33% and 11.15% of its sales.

Allocation of the purchase price for the acquisitions is as follows:

                                       2- Infinity      Maximum
                          AirNexus        Texas          Return          AGM
                         -----------   -----------    -----------    -----------
Goodwill                 $ 1,020,000     1,139,000        285,679        503,200
Cash                             515       104,479         57,090
Receivables                                               292,310
Furniture and fixtures                       5,731
Other assets                   9,238         1,669
Liabilities assumed         (129,753)      (50,879)      (306,919)            --
                         -----------   -----------    -----------    -----------
Total Purchase Price     $   900,000     1,200,000        328,160        503,200
                         ===========   ===========    ===========    ===========

      The following pro forma financial information gives effect to acquisitions as if they had been acquired at the beginning of fiscal year 1999. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future:

                                                YEAR ENDED DECEMBER 31,
                                             ----------------------------
                                                 2000            1999
                                             ------------    ------------
      Revenues                               $  1,797,188         472,695
                                             ------------    ------------
      Loss from operations                   $ (6,782,515)     (2,745,461)
                                             ------------    ------------
      Net loss                               $ (7,579,738)     (8,428,226)
                                             ------------    ------------

      Basic & diluted loss per share         $      (0.10)          (0.24)
                                             ============    ============
      Basic & diluted weighted average
         common shares outstanding             78,898,796      35,513,638
                                             ============    ============

NOTE 6-RELATED PARTY TRANSACTIONS

      In February 1999, the Company issued 1,000,000 shares of restricted common stock to an entity controlled by the President of Lakota Oil, as consideration for services valued at $100,000 related to the negotiation and consummation of a transaction with an oil and gas project.

      In January and February 2000, the Company and three of its officers and directors, (chief executive officer ("CEO'), and chief financial officer ("CFO") and the President of Lakota Oil) mutually agreed to separation. The settlement agreements with the former CEO, required the Company to issue 4,000,000 common shares of the Company's stock and pay $100,000 as compensation for past service. The Company also paid $40,000 for the execution of the settlement agreement and consulting services during the transition to new management. Each party mutually discharged any indebtedness owed to the other and Cam Am Resources, Inc, a related party of the former CEO. Accordingly, the Company accrued $500,000 at December 1999 as compensation of the aforementioned past services, based on the fair market value of the shares and cash issued pursuant to the terms of the agreement.

      The settlement agreements with the former CFO and the President of Lakota Oil, required the Company to issue an aggregate of 5,500,000 common shares of the Company's stock and pay $100,000 to compensate them for past service. The Company paid an aggregate of $65,000 for the execution of the agreements and consulting services during the transition to new management. Consequently, the Company accrued $2,760,500 at December 31, 1999, as compensation for the aforementioned past services, based on the fair market value of the shares and cash issued pursuant to the terms of the agreement

NOTE 7-PRIOR PERIOD ADJUSTMENT

      In April 2000, the board of directors approved the issuance of 4,240,000 common shares (fair market value of $1.156 per share ) to employees, officers and directors of the Company as payment of compensation for services performed from June 1999 through January 2000, and for which a liability was recorded as of December 31, 1999.

      By August, 2000, the market value of the aforementioned common shares fell substantially below the valuation determined for the related payroll taxes, and the employees and directors cancelled the stock compensation agreements with the Company and cancelled and returned all of their shares, without any Company obligation to the employees or directors.

      The accompanying financial statements report the effect of such common stock cancellation as a reduction of the related compensation that was accrued at December 31, 1999. This restatement of the previously reported results of operations for the year 1999, decreases the operating loss and net loss for the year 1999 by $4,141,960, or $.12 per share. The operating loss and net loss previously reported in the Company's unaudited third quarter report to shareholders for the year 2000, were increased by the same amount, or $.05 per share.

NOTE 8-NOTES PAYABLE

         Notes payable consisted of the following:

            Notes payable, convertible into stock at the option of
            holder within one to three yes, interest payable
            quarterly at 9.75% until converted                       $10,000
            Notes payable upon demand, non-interest bearing           25,000
                                                                     -------

                                               Total Notes Payable   $35,000
                                                                     =======

NOTE 9-LEASE COMMITMENTS

Operating Leases

      The Company leases two offices in Houston and one in Atlanta under lease agreements which expire at varying dates through November 2007. Real estate taxes, insurance and maintenance expenses are obligations of the Company. Minimum rental payments under the non-cancelable operating leases are as follows:

            Period ended December 31:

                 2001                      $  317,571
                 2002                         324,609
                 2003                         335,240
                 2004                         293,273
                 2005                         250,486
                 Subsequent years             491,420
                                           ----------

                 Total Minimum Rentals     $2,012,599
                                           ==========

      Rent expense was $232,253 and $89,652 for the years ended December 31, 2000 and 1999, respectively. Two of the properties are subject to sublease agreements which represent approximately $350,000 of the minimum rentals through the year 2004.

NOTE 10-INCOME TAXES

      At December 31, 2000, the Company had total net loss carryforwards approximating $13,570,000 expiring as follows:

            2011         $   300,000
            2012             500,000
            2013             250,000
            2014           1,950,000
            2015          10,570,000
                         -----------

            Total        $13,570,000
                         ===========

      The Company has a deferred tax asset related to the above net operating loss carryforwards of approximately $4,880,000 as of December 31, 2000.

      The Company also has deferred tax assets approximating $1,250,000 resulting primarily from the write-off of goodwill (see Note 1) but which is being amortized over 15 years for income tax purposes. The related benefits and deferred tax assets have been offset by a valuation allowance due to historical operating losses and the uncertainty concerning the Company's ability to utilize the net loss carryforwards in future periods. The increase in the deferred tax valuation reserve allowance amounts to approximately $2,330,000 for the year ended December 31, 2000.

      Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 11-CONVERTIBLE DEBENTURES

      In March 1999, the Company issued $550,000 of 8% convertible debentures and incurred a fee of $44,000 on the issuance. All the debentures were converted prior to December 31, 1999 into 7,685,581 shares of common stock.

      In August 1999, the Company issued $23,500 of 3% convertible debentures and $74,000 of 1% convertible debentures. All the debentures were converted prior to December 31, 1999 into 1,185,216 shares of common stock.

      In August 1999, the Company issued $750,000 of 8% convertible debentures exercisable at 75% of fair market value of the Company's common stock on the date of conversion. The Company also issued 5,000,000 warrants at an exercise price of 50% of the fair market value of the Company's stock on the date of exercise. The Company incurred a fee of $40,000 for the transaction. Effective January 18, 2000, the Company completed a settlement with the debenture holders, canceling all previous agreements in exchange for 1,500,000 shares of the Company's common stock and $324,750 of 8% convertible debentures exercisable at 50% of the fair market value of the Company's stock. The debentures were subsequently converted into 3,392,857 shares. Total cash received, net of the original $40,000 fee, was $460,000 relating to the transaction. The Company has recorded the transaction as if the settlement occurred prior to year-end. A charge to interest expense in the amount of $404,500 has been recorded at December 31, 1999 relating to the discount on the conversion of the debentures into common stock in January 2000.

NOTE 12-WARRANTS & OPTIONS

      On June 7, 2000, the board of directors approved the "2000 Long-term Incentive Plan" reserving 30,000,000 shares of common stock for issuance under the plan. The plan was approved by the Company's shareholders at the annual shareholder meeting held on August 25, 2000. Under the plan, the board of directors may grant incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock value equivalent awards, or any combination of the foregoing to eligible employees and consultants. All incentive stock options must be granted at a price of not less than the fair market value at the time of the grant. Total options granted to eligible employees under the plan are 26,436,000, at exercise prices ranging from $.03 to $.48 per share. The weighted average exercise price of the outstanding options is $.19 per share. As of December 31, 2000, 2,381,250 options were exercisable.

      The following table presents a summary of the Company's warrants outstanding as of December 31, 2000 and December 31, 1999:

                                                             AVERAGE
                                            SHARES        EXERCISE PRICE
                                         -----------    -------------------

      Outstanding, January 1, 1999                --    $              --

          Granted                         14,505,000                 0.21
          Expired                         (3,132,200)               (0.18)
          Exercised                       (1,370,300)               (0.13)
          Cancelled (Note 9)              (5,000,000)   50 % of share price
                                         -----------    -------------------

      Outstanding, December 31, 1999       5,002,500                 0.25

          Granted                         19,538,571                 0.30
          Expired                         (3,922,500)               (0.16)
          Exercised                       (1,080,000)               (0.14)
                                         -----------    -------------------

      Outstanding, December 31, 2000      19,538,571    $            0.29
                                         ===========    ===================

NOTE 13-COMMON STOCK TRANSACTIONS

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

      On March 22, 2000, the Company acquired a CLEC license, a contract that entitles the Company to resell Southwestern Bell Telephone Company products and services at a 32% discount, for $217,000 and 100,000 shares of common stock. In August 2000, the Company received approval from the Texas Public Utilities Commission to transfer the CLEC license to the Company.

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

      In November 2000, the Company sold to two accredited investors, 13,714,285 shares of common stock valued at $.04 per share.

NOTE 14 - 8 % SERIES A CONVERTIBLE PREFERRED STOCK

      On August 14, 2000, the Company executed a financing arrangement whereby the Company would issue 8% Series A Convertible Preferred Stock in order to raise a minimum of $1,000,000, and a maximum of $3,000,000. Pursuant to the agreement, the Company has sold 1,900 shares of the 8 % Series A Convertible Preferred Stock and has issued warrants to acquire 760,000 shares of common stock.

      The preferred stock must be converted into common stock by August 2002, based on a conversion price per share equal to the lesser of $.50 or a 25% discount to the five-day average closing bid price at the time of conversion. Interest expense totaling $633,333 has been recorded by the Company to reflect the conversion discount based on the market value of the Company's common stock on the date the preferred shares were sold.

      For each $100,000 invested, the Company issued to the preferred stockholder five-year warrants to acquire 20,000 shares of common stock with an exercise price per share equal to the closing bid price of the common stock on the date of purchase. The Company agreed to pay a 10% placement fee, and to issue five-year warrants to acquire 200,000 shares of common stock for every $1,000,000 raised in the convertible preferred stock offering. The Company has certain rights to redeem the convertible preferred stock prior to its conversion.

      The Company's articles of incorporation include various stipulations, including a) no dividends shall be paid on common stock while the preferred shares are outstanding, b) the preferred shares shall receive options or warrants to purchase common stock on a pro-rata basis when any such options and warrants are extended to common stock shareholders, c) the preferred share holders may elect to have the Company redeem their shares prior to the consummation of a major transaction and d) upon liquidation, each preferred share shall receive a preferential distribution, amounting to $1,000 plus an 8% per annum premium, before any distributions are made to common shareholders.

      If all shares were converted into common stock at March 31, 2000, the Company would issue approximately 147,287,000 shares of common stock.

      The Company has agreed to file a registration statement covering the shares of the common stock underlying the foregoing warrants and convertible preferred stock. If the registration is not filed within the stipulated timeframe, the conversion discount would be increased by 3 % for each 30 day period following the registration deadline date, until the registration statement is declared effective by the Securities & Exchange Commission. The registration effective date has been extended until May 31, 2001.

NOTE 15 - LEGAL MATTERS

      2-Infinity is currently in the process of attempting to resolve a claim, alleged by Pilares Oil & Gas, Inc., through arbitration. Pilares is seeking damages in the amount of $400,000 plus interest. 2-Infinity is seeking, in a counterclaim, the return of the shares of the common stock issued to Pilares, alleging that Pilares misrepresented the appraisal value of its interest in an oil & gas lease. Arbitration is expected to be scheduled for April 2001.

      Partners Alliance Group, Inc.("PAG"), a former affiliate of Maximum Return, has filed a suit against the Company in the amount of $59,515 for services and products purportedly sold to Maximum Return, prior to the Company's acquisition of Maximum Return. The Company believes the claim is without merit and that PAG misrepresented Maximum Return's liabilities at date of acquisition, as such liabilities were not included in Maximum Return's financial statements.

NOTE 16 - SUBSEQUENT EVENTS

      During January 2001, the Company sold to two accredited investors, 10,272,727 shares of common stock valued at $.027 per share. During February 2001, the Company sold to the same accredited investors, an additional 14,806,027 shares of common stock valued at $.022 per share.

      Subsequent to December 31, 2000, the Company issued 12,347,692 shares of common stock valued at $.031 per share, to four executive officers, in lieu of cash compensation.

      As of March 31, 2001, the Company is required to have reserved for issuance, 28,459,179 shares for outstanding options and warrants. Based on the closing prices for its common stock during the week ended March 31, 2001, and the floating conversion rate included in the Series A Preferred Stock agreements, the Company is also required to have reserved for issuance an additional 147,286,822 shares of common stock under agreements. Since the Company had 138,543,091 shares of common stock outstanding at March 31, 2001, the outstanding shares plus the number of shares that are required to be reserved for issuance under those existing agreements, exceeded the 300,000,000 shares of common stock it is authorized to issue by approximately 14,289,092 shares.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL ISSUES

      The Company engaged Mann Frankfort Stein & Lipp, CPAs, L.L.P. of Houston, Texas, as it's independent certified public accounting firm, on May 5, 2000. It did not have any disagreements with its former independent certified public accounting firm, Jones, Jensen & Company of Salt Lake City, Utah.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

      Set forth below are the individuals who served as directors and executive officers of 2-Infinity during the year ended December 31, 2000, together with their ages as of December 31, 2000.

Name                 Age            Position                      Director Since
----                 ---            --------                      --------------
Majed M. Jalali       27 Chairman of the Board and
                         Chief Executive Officer                            2000
Patrick Cody Morgan*  33 President, Chief Operating Officer,
                         Secretary and Director                             2000
Kelly E. Nispel*      37 Chief Financial Officer, Treasurer
                         and Director                                       2000
Ahmed D. Alumran      24 Chief Information Officer and Director             2001
Michael L. Omer       46 Director                                           2000

----------------------
o * Mr. Morgan and Ms. Nispel resigned their respective positions and from the board of directors on January 1, 2001

      The members of our board of directors are subject to change from time to time by the vote of the shareholders at special or annual meetings to elect directors. The current board of directors consists of three directors as described below. The number of directors may be fixed from time to time by resolution duly passed by the board of directors. The directors hold office until the next annual meeting of the shareholders and until their successors are duly elected and qualified. Directors who are elected at an annual meeting of shareholders, and directors elected in the interim to fill vacancies and newly created directorships, will hold office for the term for which elected and until their successors are elected and qualified or until their earlier death, resignation or removal. Officers are elected annually by the directors. There are no family relationships among our directors and officers.

      A description of the business experience during the past several years for each of our directors and executive officers is set forth below.

      Mr. Jalali has been the chairman of the board of directors and chief executive officer of 2-Infinity since January 2000. Prior to that, he served as president of 2-Infinity-Texas. From January 1998 to March 1999, Mr. Jalali served as chief executive officer of Infinity International School. Prior thereto, Mr. Jalali was a university student.

      Mr. Morgan became 2-Infinity's vice president and secretary, and a director of 2-Infinity, in January 2000, became 2-Infinity's chief operating officer in May 2000 and became 2-Infinity's President in November 2000. He resigned from all of the foregoing positions on January 1, 2001. Prior to January 2000, he was the president of AirNexus beginning in May 1998, as well as a member of that company's board of directors. From October 1996 until May 1998, Mr. Morgan was a partner in Digiphone, a Houston, Texas-based voice solution provider. From 1994 to October 1996, Mr. Morgan was the general manager of Digitech Business Systems, a Houston, Texas-based company that provided business telephones and voice mail systems.

      Ms. Nispel has been the chief financial officer and treasurer of 2-Infinity since March 2000. Ms. Nispel became a director of 2-Infinity in June 2000. Ms. Nispel resigned from all of the foregoing positions on January 1, 2001. From 1997 to 2000, Ms. Nispel was employed by Corporate Express Delivery Systems, Inc., which was later acquired by United Shipping and Technology, Inc., in a variety of positions from director of finance to vice president of finance. Her responsibilities included SEC financial reporting, senior lender reporting, banking relations and other financial, tax and treasury matters. From 1996 to 1997, Ms. Nispel was employed by Corporate Express, Inc., the parent company of Corporate Express Delivery Systems, as a regional assistant controller. From 1993 to 1996, Ms. Nispel was the chief financial officer for Ovation Data Services, Inc., where she was responsible for all financial related matters. From 1985 to 1993, Ms. Nispel was employed by Price Waterhouse in the middle market and growth oriented division, where she became a manager in 1991. Ms. Nispel is a certified public accountant in the states of Texas and Colorado.

      Mr. Alumran became our chief information officer in July 2000, and was elected to serve as director, effective January 1, 2001. Prior to joining 2-Infinity, Mr. Alumran was a consultant at the Mitchell Madison Group, a global management consulting firm that primarily served Fortune 500 companies in areas such as business strategy, operations, sourcing and mergers and acquisitions. From 1998 to early 2000, Mr. Alumran was involved in several consulting relationships with the management of companies involved in the telecommunications and banking sectors. Prior to 1998, Mr. Alumran was the founder and president of AIT, an Internet consulting firm serving top executives and government officials in the Middle East. Prior to that, Mr. Alumran was a university student at the Massachusetts Institute of Technology, earning Bachelor of Science and Master of Engineering degrees in electrical engineering.

      Mr. Omer has served as a corporate consultant to 2-Infinity since May 1999 and as a director of 2-Infinity since June 2000. Since 1989, Mr. Omer has been employed by Aramco Services Company in various capacities, most recently as general attorney and corporate secretary. Mr. Omer also serves as the corporate legal and regulatory counsel to Aramco's North American affiliates, including Saudi Refining, Inc., Saudi Petroleum International, Inc., Aramco Associated Company and Aramco Financial Services Company, as well as other companies and cooperatives affiliated with Aramco. From 1991 through 1994, Mr. Omer also served as a director and as chairman of the legal committee for the Clean Caribbean Corporation, a non-profit cooperative organized by numerous multinational oil companies operating within the Caribbean Basin and South America, and he served as chairman of the board of directors for the Clean Caribbean

Corporation from 1994-1995. Mr. Omer is licensed to practice law in the states of Texas and Hawaii.

ITEM 10. EXECUTIVE COMPENSATION

      Directors. The directors have not received any compensation for serving in such capacity, and we do not currently contemplate compensating our directors in the future for serving in such capacity.

      Executive Officers. The following summary compensation table shows selected compensation information for services rendered in all capacities for the fiscal year ended December 31, 2000. Other than as set forth below, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries and stock bonus awards, whether paid or deferred.

                               Summary Compensation Table

                                               Annual Compensation(1)   Long Term Compensation
                                               ---------------------- --------------------------
Name and Principal Position            Year    Salary ($)   Bonus ($) Restricted Stock Awards($)
------------------------------------   ----    ----------   --------- --------------------------
Majed M. Jalali , Chairman of the      2000     219,692      18,750         125,000        (5)
  Board, Chief Executive Officer and   1999      59,422          --              --
  President                            1998          --          --              --

R. K. Honeyman, Former President       2000     143,700          --         400,000        (6)
  and Director (2)                     1999     222,328          --         134,114        (7)
                                       1998      96,240          --              --

Patrick Cody Morgan, Former Chief      2000     165,623      50,000          83,333        (8)
  Operating Officer, Secretary and     1999      44,232          --              --
  Director (3)                         1998          --          --              --

Ahmed D. Alumran, Chief
  Information Officer and Director     2000      56,692          --         134,615        (9)

Kelly E. Nispel, Former Chief          1998          --          --              --
  Financial Officer, Treasurer and     1998          --          --              --
  Director (3)                         2000     160,384                      42,307       (10)
                                       1999          --          --              --
                                       1998          --          --              --

John B. Hayes, Former President        2000       2,477          --       2,460,000       (11)
  of Lakota Oil & Gas (4)              1999      76,903          --         196,000       (12)
                                       1998          --          --              --

----------------------
(1) Excludes any perquisites and other benefits that do not exceed the lesser of $ 50,000 Or 10 % of the total annual salary and bonus for any executive officer.
(2) Mr. Honeyman resigned as an executive officer and director of 2 - Infinity as of January 20, 2000.
(3) Mr. Morgan and Ms. Nispel resigned from their positions as executive officers and directors of 2 - Infinity as of January 1, 2001.

(4)   Mr. Hayes resigned as president of Lakota Oil & Gas on February 3, 2000.
(5) Consists of 4,006,410 shares of common stock issued subsequent to year end, which had a market value of $ .0312 per share on the date of the award.
(6) Consists of 4,000,000 shares of common stock issued in January 2000, which had a market value of $.10 per share on the date of the award.
(7) Consists of 1,676,429 shares of common stock which had a market value of $.08 per share on date of issue.
(8) Consists of 2,670,940 shares of common stock issued subsequent to year end, which had a market value of $ .0312 per share on the date of the award.
(9) Consists of 4,314,596 shares of common stock issued subsequent to year end, which had a market value of $ .0312 per share on the date of the award.
(10) Consists of 1,356,016 shares of common stock issued subsequent to year end, which had a market value of $ .0312 per share on the date of the award.
(11) Consists of 3,500,000 shares of common stock issued in January 2000, which had a market value of $.703 per share on the date of the award.
(12) Consists of 1,000,000 shares of common stock which had a market value of $.10 per share on date of issue, and 300,000 shares of common stock which had a market value of $.32 per share on the date of issue.

2000 Long-Term Incentive Plan

      On August 25, 2000, our shareholders approved the 2-Infinity 2000 Long-Term Incentive Plan, which management believes will allow us to provide additional incentive and reward opportunities to our employees that are designed to enhance our long-term profitable growth. The relevant terms of the plan are as follows:

o The aggregate number of shares of common stock that may be awarded under the plan is limited to 30,000,000 shares, subject to adjustment due to the recapitalization or reorganization of 2-Infinity.

o The plan is currently administered by our board of directors. However, the plan grants the board of directors authority to appoint a committee to administer the plan in the future.

o The committee may grant the following types of awards under the plan: incentive stock options; options that do not constitute incentive stock options; stock appreciation rights; restricted stock awards; performance share awards; and stock value equivalent awards.

o The committee will have the sole authority to determine and designate the individuals who will receive awards under the plan. However, incentive stock options and performance share awards may only be granted to employees of the Company.

o Our board of directors may terminate or amend the plan, provided that any termination or amendment may not, without prior consent, impair the rights of any holder with respect to an award granted prior to the time of the termination or amendment.

      As of December 31, 2000, our board of directors had granted options to purchase, in the aggregate, 26,436,000 shares of our common stock, net of cancellations, under the plan.

Employment Contracts

      In June 1999, 2-Infinity entered into an employment agreement with Majed Jalali. The agreement is for a term of three years and may be terminated at any time for cause or good reason, as defined in the agreement. As of January 1, 2001, Mr. Jalali's annual salary under the agreement is $175,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table presents information regarding the beneficial ownership of all shares of common stock at March 31, 2001 by:

o Each person who owns beneficially more than five percent of the outstanding shares of common stock.

o     Each current director of the Company.

o Each named current executive officer of the Company, and all current named executive officers and directors as a group.

            NAME AND ADDRESS OF                   SHARES OF         PERCENT
            BENEFICIAL OWNER                     COMMON STOCK      OF CLASS(2)
            -------------------------------   ------------------  -----------
            Cache Capital "USA" LP             147,666,822  (3)         51.6
             3343 Peachtree Road, Suite 500
             Atlanta, Georgia 30326

            Fahd Tammimi                       14,365,767   (4)         10.4
               P.O. Box 2341
               Riyadh, Saudi Arabia  11451

            Jeff Runner                        14,167,272               10.2
               13895 Hopewell Road
               Alpharetta, Ga.  30004

            Gaveran Trading Co. Ltd.           12,571,428   (5)          8.9
              P.O. Box 53562, Limassol
              Cyprus, Republic of Cyprus

            Majed Jalali (1)                    9,782,852   (6)          6.9

            Ahmed Alumran (1)                   6,100,654   (7)          4.3

            Michael Omer (1)                      475,000                  *

            All officers and directors
               as a group                      16,358,506               11.3

------------------
            *     Less than 1 %.

            (1)   The address for each of these shareholders is:
                  c/o 2-Infinity, Inc.,
                  4828 Loop Central Drive, Suite 150
                  Houston, Texas 77081
            (2) Based on 138,543,091 shares of common stock outstanding as of March 31, 2001.
            (3) Includes 147,286,822 shares issuable upon conversion of 1,900 shares of Series A Preferred Stock and 380,000 shares issuable upon exercise of warrants with an average exercise price of $.031 per share. The terms of the Series A Preferred Stock offering documents, however, limit the number of shares of common stock into which The Series A Preferred Stock may be converted by any holder to 4.9% of the then outstanding shares of common stock ( or 6,927,154 shares ).
            (4) Includes warrants, which expire on November 29, 2001 to purchase 228,571 shares of common stock at $.069 per share.
            (5) Includes warrants, which expire on November 29, 2001, to purchase 1,142,857 shares of common stock at $.069 per share.
            (6) Includes options issued under the Company's "2000 Long-Term Incentive Plan" to purchase 1,875,000 shares at $.41 per share and an additional 901,442 shares at $.03 per share.
            (7) Includes options issued under the Company's "2000 Long-Term Incentive Plan" to purchase 750,000 shares at $.41 per share, 437,500 shares at $.48 per share and an additional 598,558 shares at $.03 per share.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In February 1999, the Company issued 1,000,000 shares of restricted common stock to an Entity controlled by the former president of Lakota Oil, and director of the Company, John B. Hayes, as consideration for services valued at $100,000 related to the negotiation and consummation of a transaction with an oil and gas project.

      In January and February 2000, the Company mutually separated from Mr. Hayes and its former president and director, R.K. Honeyman. Included in the settlement agreements with Mr. Honeyman, the Company issued 4,000,000 shares and $100,000 to compensate him for past services and the Company paid $40,000 for execution of the settlement agreement and consulting services during the transition to new management. Each party mutually discharged any indebtedness owed to the other and Cam Resources, Inc., a related party of Mr. Honeyman. As a result, the Company accrued at December 31, 1999, $500,000 for compensation of past services at the fair market value of the shares and cash issued as a result of this agreement.

      In addition, included in the settlement agreement with Mr. Hayes the Company issued an aggregate of 3,500,000 shares to compensate him for past services and the Company paid an aggregate of $25,000 for the execution of a consulting agreement during the transition to new management. As a result, the Company accrued at December 31, 1999 $2,485,500 of compensation expense at the fair market value of the shares and cash issued as a result of this agreement.

      In June 1999, the Company issued an aggregate of 3,000,000 shares at $.38 per share of restricted common stock to Majed Jalali, the sole shareholder of 2-Infinity-Texas, pursuant to the acquisition agreement between the Company and Mr. Jalali.

      In June 1999, the Company issued an aggregate of 2,000,000 shares at $.32 per share of restricted common stock to Patrick Cody Morgan and Candus Morgan in connection with the acquisition of AirNexus (formerly Voice Design, Inc.)

      In November 2000, the Company sold to Geveran Trading Co. Ltd., an accredited investor, 11,428,571 shares of common stock at a market value of $.044 per share. Geveran also purchased warrants, which expire in November 2001, to purchase an additional 1,142,857 shares at $.069 per share.

      In November 2000, the Company sold to Fahd Tammimi, an accredited investor, 2,285,714 shares of common stock at a market value of $.044 per share. He also purchased warrants, which expire in November 2001, to purchase an additional 228,571 shares at $.069 per share.

      During the first quarter of 2001, the Company also sold to Fahd Tammimi 7,727,727 shares of common stock at $.027 per share, and an additional 4,578,755 shares of common stock at $.022 per share.

      During the first quarter of 2001, the Company sold to Jeff Runner, an accredited investor, 3,000,000 shares of common stock at $.027 per share, and an additional 10,227,272 shares of common stock at $.022 per share.

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

3.6* Articles of Amendment to the Articles of Incorporation of 2-Infinity.com, Inc. filed August 31, 2000 (incorporated herein by reference to Exhibit 3.6 of the Company's October 2000 SB-2).
3.7* Bylaws, as amended (incorporated herein by reference to Exhibit 3.4 of the Company's October 1999 SB-2).
4.1* Text of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's October 2000 SB-2).
4.2* Text of Series A Preferred Stock Certificate (incorporated herein by reference to Exhibit 4.2 of the Company's October 2000 SB-2).
10.1* Office Space Lease dated June 16, 1999 between W9/LWS II Real Estate Limited Partnership, a Delaware limited partnership, and 2-Infinity.com,, Inc., a Texas corporation, for the premises located at 4828 Loop Central Drive, Suite 150, Houston, Texas 77081(incorporated herein by reference to Exhibit 10.1 of the Company's October 2000 SB-2).
10.2* License Agreement dated July 14, 1999 between W9/LWS II Real Estate Limited Partnership, a Delaware limited partnership, and 2-Infinity.com,, Inc., a Texas corporation, related to the installation of a satellite dish (incorporated herein by reference to Exhibit 10.2 of the Company's October 2000 SB-2).
10.3* First Amendment to Lease dated September 27, 1999 between W9/LWS II Real Estate Limited Partnership, a Delaware limited partnership, and 2-Infinity.com,, Inc., a Texas corporation(incorporated herein by reference to Exhibit 10.3 of the Company's October 2000 SB-2).
10.4* Second Amendment to Lease dated March 29, 2000 between W9/LWS II Real Estate Limited Partnership, a Delaware limited partnership, and 2-Infinity.com,, Inc., a Texas corporation(incorporated herein by reference to Exhibit 10.4 of the Company's October 2000 SB-2).
10.5* Lease Agreement dated July 12, 1999 between Harvard Property (333 Sam Houston) L.P. and AirNexus, Inc., a Texas corporation, for the premises located at 333 N. Sam Houston Parkway E., Suite 820, Houston, Texas 77060(incorporated herein by reference to Exhibit
            10.5 of the Company's October 2000 SB-2).
10.6* Sublease dated May 5, 2000 between 2-Infinity.com, Inc. and LynkTel, Inc., for the premises located at 333 N. Sam Houston Parkway E., Suite 820, Houston, Texas 77060(incorporated herein by reference to
            Exhibit 10.6 of the Company's October 2000 SB-2).
10.7* Lease Agreement dated December 17, 1996 between Lakota Energy, Inc. and Cigna Real Estate Fund T, Limited Partnership, for the premises located at 2849 Paces Ferry Road, Suite 710, Atlanta, Georgia, 30339 (incorporated herein by reference to Exhibit 10.4 of the Company's October 1999 SB-2).
10.8* First Amendment to Lease Agreement dated January 19, 2000 between The Realty Associates Fund IV, L.P., a Delaware limited partnership, and Lakota Technologies, Inc., for the premises located at 2849 Paces Ferry Road, Suite 710, Atlanta, Georgia, 30339(incorporated herein by reference to Exhibit 10.8 of the Company's October 2000 SB-2).

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

10.24* Agreement for the Purchase and Sale of Assets dated as of March 22, 2000, between 2-Infinity.com, Inc. and Afaneh, Inc. (incorporated herein by reference to Exhibit 10.16 of the Company's 1999 10-KSB).
10.25* Warrant executed in favor of Dipak Bhatt to purchase 1,250,000 shares of common stock, expiring November 30, 2000 (incorporated herein by reference to Exhibit 10.45 of the Company's October 1999 SB-2).
10.26* Warrant executed in favor of Dipak Bhatt to purchase 750,000 shares of common stock, expiring December 22, 2000 (incorporated herein by reference to Exhibit 10.47 of the Company's October 1999 SB-2).
10.27* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 500,000 shares of common stock, expiring December 10, 2000 (incorporated herein by reference to Exhibit 10.49 of the Company's October 1999 SB-2).
10.28* Warrant executed in favor of Michael A. Hancock and Steven D. Morrison to purchase 250,000 shares of common stock, expiring December 17, 2000 (incorporated herein by reference to Exhibit 10.51 of the Company's October 1999 SB-2).
10.29* Stock Purchase Agreement dated September 28, 1999 by and between the Company and Matt Hensley (incorporated herein by reference to Exhibit 10.52 of the Company's October 1999 SB-2).
10.30* Warrant dated September 28, 1999 by and between the Company and Matt Hensley (incorporated herein by reference to Exhibit 10.53 of the Company's October 1999 SB-2).
10.31* Warrant executed in favor of H.L. Bolkema to purchase 22,800 shares of common stock, expiring February 2, 2001(incorporated herein by reference to Exhibit 10.31 of the Company's October 2000 SB-2).
10.32* Form of one-year Warrant, exercisable at $0.50 per share of common stock, issued to investors in the Company's $2,000,000 private placement during the first six months of 2000(incorporated herein by reference to Exhibit 10.32 of the Company's October 2000 SB-2).
10.33* Warrant executed in favor of Billy Sonnier to purchase 12,500 shares of common stock, expiring April 24, 2001(incorporated herein by reference to Exhibit 10.33 of the Company's October 2000 SB-2).
10.34* Warrant executed in favor of John R. Weaver to purchase 12,500 shares of common stock, expiring April 24, 2001(incorporated herein by reference to Exhibit 10.34 of the Company's October 2000 SB-2).
10.35* Warrant exercised in favor of Forrest E. Singletary to purchase 25,000 shares of common stock, expiring April 24, 2001(incorporated herein by reference to Exhibit 10.35 of the Company's October 2000 SB-2).
10.36* 2000 Long-Term Incentive Plan (incorporated herein by reference to Appendix A to the Company's Proxy Statement on Schedule 14A filed with the Commission on July 11, 2000.

10.37* Form of Securities Purchase Agreement entered into between Cache Capital "USA" LP and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock(incorporated herein by reference to Exhibit
            10.37 of the Company's October 2000 SB-2).
10.38* Form of Registration Rights Agreement entered into between Cache Capital "USA" LP and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock(incorporated herein by reference to Exhibit
            10.38 of the Company's October 2000 SB-2).
10.39* Placement Agency Agreement dated as of August 14, 2000 between J.P. Carey Securities, Inc. and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.39 of the Company's October 2000 SB-2).
10.40* Escrow Agreement dated as of August 11, 2000 between The Bank of New York, J.P. Carey Securities, Inc. and 2-Infinity.com, Inc. related to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.40 of the Company's October 2000 SB-2).
10.41* Form of Warrant executed in favor of Cache Capital "USA" LP relating to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.41 of the Company's October 2000 SB-2).
10.42* Form of Warrant executed in favor of J.P. Carey Securities, Inc. relating to the sale of the Series A Preferred Stock (incorporated herein by reference to Exhibit 10.42 of the Company's October 2000 SB-2).
10.43* Notice of Approval of Transfer of CLEC License(incorporated herein by reference to Exhibit 10.43 of the Company's October 2000 SB-2).
10.44 Form of Warrant executed in favor of Fahd Tamimi to purchase 228,571 shares of common stock, expiring November 2001.
10.45 Form of Warrant executed in favor of Geveran Trading Co. Ltd. To purchase 1,142,857 shares of common stock, expiring in November 2001.
16* Letter on change in certifying accountants (incorporated herein by reference to Exhibit 16 of the Company's October 2000 SB-2).
21* Subsidiaries of 2-Infinity, Inc. (incorporated herein by reference to Exhibit 21 of the Company's October 2000 SB-2).
23.1        Consent of Mann Frankfort Stein & Lipp, CPAs, L.L.P.
23.2        Consent of HJ & Associates, L.L.C., CPA.

----------------------
*           Incorporated by reference herein as indicated.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2001.

                                        2-INFINITY, INC.
                                        By:

                                           /s/ Majed Jalali
                                           -------------------------------------
                                           Majed Jalali, Chairman of the Board
                                           and Chief Executive Officer

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                       Title                          Date
     ---------                       -----                          ----


/s/ Majed Jalali        Chairman of the Board and Chief          April 17, 2001
---------------------   Executive Officer (Principal Executive,
    Majed Jalali        Financial and Accounting Officer)


/s/ Ahmed D. Alumran                 Director                    April 17, 2001
----------------------
  Ahmed D. Alumran


/s/ Michael L. Omer                  Director                    April 17, 2001
---------------------
  Michael L. Omer