Form 10QSB
period 2001-03-31
2 INFINITY INC
filed 2001-05-15
CIK 1097618

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001.

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from ___________ to ____________.

     Commission file number: 000-27821


                                2-INFINITY, INC.
        (Exact name of small business issuer as specified in its charter)

            Colorado                                     58-1891761
(State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


        4828 Loop Central Drive, Suite 150, Houston, Texas      77081
            (Address of principal executive offices)         (Zip Code)

     Issuer's telephone number, including area code: (713) 838-8853



              (Former name, former address and former fiscal year,
                         if changes since last report)


     The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of April 30, 2001, 138,543,091 shares of the issuer's common stock were outstanding.


     Transitional Small Business Disclosure Format (check one): Yes / / No /X/

                                 2-INFINITY, INC.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

                                                                            Page

PART I.  FINANCIAL INFORMATION................................................3

ITEM 1.  Consolidated Financial Statements

     a)  Consolidated Balance Sheets - March 31,2001..........................4

     b)  Consolidated Statements of Operations -
         Three months ended March 31, 2001 and 2000...........................5

     c)  Consolidated Statements of Cash Flows -
         Three months ended March 31, 2001 and 2000...........................6

     d)  Notes to Consolidated Financial Statements...........................7

ITEM 2.
         Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................13


PART II.  OTHER INFORMATION..................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

                        2-INFINITY, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 MARCH 31, 2001


                                  A S S E T S

Current Assets:
       Cash                                                                    $     15,588
       Accounts receivable, less allowance for
          doubtful accounts of $61,622                                               83,031
       Accounts receivable from officer                                              31,250
       Inventory, less reserve for obsolesence of $40,000                           156,364
       Other current assets                                                          58,613
                                                                               ------------
                   Total Current  Assets                                            344,846
                                                                               ------------

Furniture & Equipment:
       Equipment                                                                    523,460
       Furniture & fixtures                                                         141,733
          Less accumulated depreciation                                            (120,716)
                                                                               ------------
                   Furniture & Equipment, net                                       544,477
                                                                               ------------

       CLEC license, less accumulated amortization
          of $13,107                                                                374,193
       Other assets                                                                 268,000
                                                                               ------------
                   TOTAL ASSETS                                                $  1,531,516
                                                                               ============


            LIABILITIES, PREFERRED STOCK AND NET CAPITAL DEFICIENCY

Current Liabilities:
       Notes payable                                                           $     34,421
       Accounts payable                                                           1,496,123
       Accrued compensation                                                         168,096
       Other current liabilities                                                    101,271
                                                                               ------------
                   Total Current Liabilities                                      1,799,911
                                                                               ------------

8% Series A Convertible Preferred Stock
       No par value, 3,000 shares authorized; 1,900 shares
       issued and outstanding                                                     1,900,000
                                                                               ------------

Net Capital Deficiency:
       Preferred stock, no par value, 24,997,000 shares
       authorized; no shares outstanding                                                 --

       Common stock, no par value, 300,000,000 shares
       authorized; 138,543,091 shares, issued and outstanding                    16,299,617
       Accumulated deficit                                                      (18,468,012)
                                                                               ------------
                   Net Capital Deficiency                                        (2,168,395)
                                                                               ------------

                                                                               ------------
       TOTAL LIABILITIES, PREFERRED STOCK AND NET CAPITAL DEFICIENCY           $  1,531,516
                                                                               ============

          See accompanying notes to consolidated financial statements.

                       2-INFINITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE QUARTER ENDED MARCH 31,
                                                        -----------------------------------
                                                            2001                2000
                                                        ---------------    ----------------
REVENUE                                                $        87,536             150,129
COST OF GOODS & SERVICES                                        67,532              86,263
                                                        ---------------    ----------------

GROSS MARGIN                                                    20,004              63,866
                                                        ---------------    ----------------

EXPENSES
  Selling, general & administrative                            838,305           1,804,144
  Depreciation                                                  49,701               6,232
  Amortization, primarily goodwill                               6,455             503,200
                                                        ---------------    ----------------
  TOTAL EXPENSES                                               894,461           2,313,576
                                                        ---------------    ----------------

LOSS FROM CONTINUING OPERATIONS                               (874,457)         (2,249,710)

INTEREST EXPENSE, NET                                                -              (1,106)
                                                        ---------------    ----------------
NET LOSS FROM CONTINUING OPERATIONS                           (874,457)         (2,250,816)
                                                        ---------------    ----------------

LOSS FROM DISCONTINUED OPERATIONS
  Loss from operations                                               -            (109,467)
  Loss on disposition of assets                                      -             (31,000)
                                                        ---------------    ----------------
        Loss from discontinued operations                            -            (140,467)
                                                        ---------------    ----------------

NET LOSS                                               $      (874,457)         (2,391,283)
                                                        ===============    ================

NET LOSS PER SHARE (Basic & Fully Diluted):
        Loss from continuing operations                $         (0.01)              (0.04)
        Loss from discontinued operations                            -                   -
                                                        ---------------    ----------------

        Net loss per share                             $         (0.01)              (0.04)
                                                        ===============    ================

WEIGHTED AVERAGE SHARES OUTSTANDING:

        Basic & Fully Diluted                              113,295,677          59,765,860
                                                        ===============    ================


        See accompanying notes to consolidated financial statements.

                      2-INFINITY, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    FOR THE QUARTER ENDED MARCH 31,
                                                                                  -----------------------------------
                                                                                        2001                2000
                                                                                  ---------------    ----------------
CASH FLOWS (USED) PROVIDED BY OPERATING ACTIVITIES

        Net loss from continuing operations                                      $      (874,457)         (2,250,816)
        Adjustments to reconcile loss from continuing operations
          to net cash (used) provided by continuing operations:
                      Common stock issued for services rendered                                -             695,561
                      Discount on issuance of convertible instruments                          -                   -
                      Amortization                                                         6,455             503,200
                      Depreciation                                                        49,701               6,232
                      Loss on disposal of assets                                               -                   -
        Changes in operating assets and liabilities:
                      Increase in accounts receivable                                    (32,062)           (164,935)
                      Decrease in inventories                                             17,152                   -
                      Decrease(Increase) in other current assets                          17,750             (33,710)
                      Increase(Decrease) in accounts payable                             116,167             (79,194)
                      Increase in accrued compensation                                    98,380                   -
                      (Decrease)Increase in other current liabilities                     (7,823)            543,805
                                                                                  ---------------    ----------------
        Net cash flows (used) by continuing operations                                  (608,737)           (779,857)
                                                                                  ---------------    ----------------
        Net cash (used) provided by discontinued operations
                      Net loss from discontinued operations                                    -            (109,467)
                      Loss on liquidation of assets and liabilities                            -              31,000
                                                                                  ---------------    ----------------
        Net cash (used) by discontinued operations                                             -             (78,467)
                                                                                  ---------------    ----------------

NET CASH FLOWS USED BY OPERATING ACTIVITIES                                             (608,737)           (858,324)
                                                                                  ---------------    ----------------
CASH FLOWS USED BY INVESTING ACTIVITIES
        Purchase of furniture and equipment                                               (8,284)            (62,967)
        Purchase of CLEC license                                                               -            (217,000)
                                                                                  ---------------    ----------------
        Cash used by investing activities                                                 (8,284)           (279,967)
                                                                                  ---------------    ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
        Proceeds from sale of preferred stock                                                  -                   -
        Proceeds from sale of common stock and options                                   606,000           2,176,500
        Payment of notes payable                                                         (25,000)
        Proceeds from notes payable                                                       24,421              20,000
                                                                                  ---------------    ----------------
        Net cash provided by financing activities                                        605,421           2,196,500
                                                                                  ---------------    ----------------

NET(DECREASE)INCREASE IN CASH                                                            (11,600)          1,058,209

CASH AT BEGINNING OF PERIOD                                                               27,188              65,413
                                                                                  ---------------    ----------------
                                                                                  ---------------    ----------------
CASH AT END OF PERIOD                                                            $        15,588           1,123,622
                                                                                  ===============    ================

CASH PAID DURING THE PERIOD FOR INTEREST                                        $             -                   -

NON-CASH INVESTING AND FINANCING ACTIVITIES

        Issuance of common stock for accrued compensation                        $       385,256                   -
        Issuance of common stock for CLEC license                                $             -             170,300
        Issuance of common stock for common stock subscription
          received in December 2000                                              $        10,000                   -


        See accompanying notes to consolidated financial statements.

                        2-INFINITY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          QUARTER ENDED MARCH 31, 2001


The consolidated financial statements included herein have been prepared by 2-Infinity, Inc., which together with its wholly owned subsidiaries, is referred to herein as the "Company," without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company, all adjustments, consisting of normal recurring adjustments and a one time adjustment as a result of the cancellation of shares, have been made. However, the Company will require additional working capital to develop and support its technologies and business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Certain information in footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The financial statements should be read in conjunction with the financial statements for the year ended December 31, 2000, and the footnotes thereto, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The revenues from operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 1 - HISTORY AND ORGANIZATION

The Company was incorporated in the state of Colorado on July 14, 1995 to engage in the acquisition and exploration of oil and gas properties. In 1999, management diversified into the technology and internet markets, acquiring two companies; 2-Infinity-Texas, and AirNexus.

The accompanying consolidated financial statements include the accounts of 2-Infinity, Inc. (formerly 2-Infinity.com, Inc., Lakota Technologies, Inc., Lakota Energy, Inc., and Chancellor Trading Group, Inc. - and collectively, "the Company"), and it's wholly owned subsidiaries, 2-Infinity.com, Inc.("2-Infinity-Texas"), AirNexus, Inc. ("AirNexus"), Lakota Oil and Gas, Inc. ("Lakota Oil"), Maximum Return and Development, Inc. ("Maximum Return") and AGM, Inc. ("AGM"). AirNexus was merged into 2-Infinity-Texas on January 27, 2000.

NOTE 2 - GOING CONCERN

In addition to the net loss of $874,457 the Company has incurred during the quarter ended March 31, 2001, it also incurred net losses of $7,590,045 and $8,446,189 for the years ended December 31, 2000 and 1999, respectively. The Company's ability to operate as a going concern is contingent upon its ability to obtain additional equity financing to fund it's activities until positive operating cash flows are achieved.

No assurance can be given that the Company will be successful in the implementation of its business plans or that the Company will be able to raise additional funds. In the event the Company's activities do not result in increased revenues and cash flows and the Company is not able to raise additional financing to meet its operating needs, the Company may no longer be able to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Basis of Presentation

The consolidated financial statements include the accounts of 2-Infinity, Inc. and its wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in the consolidation.

b.   Revenue Recognition

Revenue from business telephone and voice mail systems products are recorded when shipped and any related services revenues are recorded when the services are rendered to the customer. Revenues from Maximum Return, are included since the acquisition date, June 28, 2000.

c.   Basic and Diluted Loss Per Share

In accordance with Statement of Financial Accounting Standards No. 128, ("SFAS 128"), "Earnings per Share," basic and diluted loss per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Warrants and options outstanding as of March 31, 2001 (27,784,179) and 2000 (14,432,500) were excluded from the calculation because the effect would be anti-dilutive.

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

f.   Furniture and Equipment

Furniture and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives of the assets of three to five years.

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

i.   Goodwill

The Company assesses long-lived assets for impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Under those rules, goodwill associated with assets acquired in connection with the acquisitions discussed in Note 5 (below) was determined to be impaired because circumstances exist that indicate the carrying amount of those assets may not be recoverable. Accordingly, goodwill totaling $503,200 relating to the AGM, Inc. acquisition and $285,679 relating to the Maximum Return acquisition, has been charged to the operations for the period in which the acquisitions were made.

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

k.   Reclassifications

Certain reclassifications have been made in the March 31, 2000 financial statements to conform to the presentation at March 31, 2001.


NOTE 4 - DISCONTINUED OPERATIONS

On April 18, 2000, the Company approved a plan to sell all remaining assets relating to the oil and gas exploration projects. The Company sold its interest in its remaining producing property Union Central Life Insurance Co. Well No. 1 in May 2000. All other non-producing wells have been plugged and abandoned. The Company has incurred losses from the sale and disposal of its oil and gas assets totaling $31,267.

     At January 1, 2000, the Company's oil and gas net assets consisted of:

     Interest in Oil and Gas properties                   $57,225
     Accrued expenses                                     (52,057)
                                                          -------
     Net assets of discontinued operations                 $5,168
                                                          =======

The Company reported no sales from oil and gas operations during 2000 or 2001.


NOTE 5 - BUSINESS COMBINATIONS

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

The following pro forma financial information gives effect to acquisitions as if they had been acquired at the beginning of fiscal year 2000. The pro forma results were prepared for comparative purposes only and are not indicative of the results of operations which actually would result had the acquisitions occurred on the date indicated, or which may result in the future:

                                                    QUARTER ENDED MARCH 31,
                                               --------------------------------
                                                    2001               2000
                                               -------------      -------------
Revenues                                       $      87,536            809,475
                                               -------------      -------------
Loss from operations                           $    (874,457)        (2,220,836)
                                               -------------      -------------
Net loss                                       $    (874,457)        (2,361,659)
                                               -------------      -------------

Basic & diluted loss per share                 $       (0.01)             (0.04)
                                               =============      =============

Basic & diluted weighted average
  common shares outstanding                      113,295,677         60,665,860
                                               =============      =============

NOTE 6 - RELATED PARTY TRANSACTIONS

In January and February 2000, the Company and three of its officers and directors, (chief executive officer ("CEO'), and chief financial officer ("CFO") and the President of Lakota Oil) mutually agreed to separation. The settlement agreements with the former CEO, required the Company to issue 4,000,000 shares of common stock and pay $100,000 as compensation for past service. The Company also paid $40,000 for the execution of the settlement agreement and consulting services during the transition to new management. Each party mutually discharged any indebtedness owed to the other and Cam Am Resources, Inc, a related party of the former CEO. Accordingly, the Company accrued $500,000 at December 1999 as compensation of the aforementioned past services, based on the fair market value of the shares and cash issued pursuant to the terms of the agreement.

The settlement agreements with the former CFO and the President of Lakota Oil, required the Company to issue an aggregate of 5,500,000 shares of common stock and pay $100,000 to compensate them for past service. The Company paid an aggregate of $65,000 for the execution of the agreements and consulting services during the transition to new management. Consequently, the Company accrued $2,760,500 at December 31, 1999, as compensation for the aforementioned past services, based on the fair market value of the shares and cash issued pursuant to the terms of the agreement

NOTE 7 - PRIOR PERIOD ADJUSTMENT

In April 2000, the board of directors approved the issuance of 4,240,000 shares of common stock (fair market value of $1.156 per share ) to employees, officers and directors of the Company as payment of compensation for services performed from June 1999 through January 2000, and for which a liability was recorded as of December 31, 1999.

By August, 2000, the market value of the aforementioned common shares fell substantially below the valuation determined for the related payroll taxes, and the employees and directors cancelled the stock compensation agreements with the Company and cancelled and returned all of their shares, without any Company obligation to the employees or directors.

The accompanying financial statements report the effect of such common stock cancellation as a reduction of the related compensation that was accrued at December 31, 1999. Accordingly, the Net Capital Deficiency at December 31, 1999 was decreased by $4,141,960.

NOTE 8 - WARRANTS & OPTIONS

On June 7, 2000, the board of directors approved the "2000 Long-term Incentive Plan" reserving 30,000,000 shares of common stock for issuance under the plan. The plan was approved by the Company's shareholders at the annual shareholder meeting held on August 25, 2000. Under the plan, the board of directors may grant incentive stock options, options which do not constitute incentive stock options, stock appreciation rights, restricted stock awards, performance share awards, stock value equivalent awards, or any combination of the foregoing to eligible employees and consultants. All incentive stock options must be granted at a price of not less than the fair market value at the time of the grant. Total options granted to eligible employees under the plan are 25,011,000, at exercise prices ranging from $.03 to $.48 per share. The weighted average exercise price of the outstanding options is $.19 per share. As of March 31, 2001, 3,075,000 options were exercisable.

The following table presents a summary of the Company's warrants outstanding as of March 31, 2001:

                                                                   AVERAGE
                                                    SHARES      EXERCISE PRICE
                                                 -----------    --------------
Outstanding, January 1, 2001                      19,538,571     $      0.29
   Granted                                            91,751            0.01
   Expired                                       (16,857,143)          (0.31)
                                                 -----------     -----------
Outstanding, March 31, 2001                        2,773,179            0.18
                                                 ===========     ===========

NOTE 9 - COMMON STOCK TRANSACTIONS

In January 2000, the Company issued in exchange for prior services an aggregate of 775,000 shares of common stock to four professionals and consultants. The aggregate amount of $206,150, representing the fair market value of the stock on the date of issuance, was expensed in the six months ended June 30, 2000. In addition, the Company issued 605,000 shares of common stock to a professional for legal services performed in 1999 and 2000. The total amount of $160,930, representing the fair market value of the common stock on the date of issuance, was expensed half in 1999 and the remainder in the first quarter of 2000.

In the first quarter of 2000, the Company completed a private placement raising $2,000,000 by offering 20,000,000 shares of the Company's common stock at $.10 per share. The offering also included for every two shares purchased, a warrant to acquire an additional share of common stock at $.50, exercisable for a period of one year from the date of issuance.

On March 22, 2000, the Company acquired a CLEC license, a contract that entitles the Company to resell Southwestern Bell Telephone Company products and services at a 32% discount, for $217,000 and 100,000 shares of common stock. In August 2000, the Company received approval from the Texas Public Utilities Commission to transfer the CLEC license to the Company.

In January 2001, the Company sold to two accredited investors 10,272,727 shares of common stock valued at $.028 per share. During the month, it also issued 915,751 shares of common stock and warrants to acquire another 91,575 shares, valued at $.011 to another accredited investor for a subscription received in December 2000.

In February 2001, the Company sold to two accredited investors 14,806,027 shares of common stock, valued at $.022 per share.

In March 2001, the Company issued 12,347,962 shares of common stock, valued at $.031 per share, in lieu of cash compensation accrued at December 31, 2000.

NOTE 10 - 8 % SERIES A CONVERTIBLE PREFERRED STOCK

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

If all shares were converted into common stock at April 30, 2001, the Company would issue approximately 210,000,000 shares of common stock.

On April 12, 2001, the Company entered into a Second Modification Agreement with the shareholder of the Series A Convertible Preferred Stock, which includes the following provisions:

     o The Company agreed to seek shareholder approval of an amendment to its articles of incorporation to increase the number of authorized shares of common stock from 300,000,000 to at least 800,000,000.

     o The holders of the Series A Convertible Preferred Stock waive their conversion rights and rights to cause 2-Infinity to redeem any of the Series A Convertible Preferred Stock until after the articles of incorporation have been amended.

     o The effectiveness of these provisions will occur when the Company has received from the sale of its common stock at least $1 million, which has not occurred as of the date of this report.

The Company has agreed to file a registration statement covering the shares of the common stock underlying the foregoing warrants and convertible preferred stock. If the registration is not declared effective within a stipulated timeframe, the conversion discount would be increased by 3% for each 30-day period occurring after the deadline. The registration statement effective date deadline has been extended until 90 days following the charter amendment date.

NOTE 11 - LEGAL MATTERS

2-Infinity is currently in the process of attempting to resolve a claim, alleged by Pilares Oil & Gas, Inc., through arbitration. Pilares is seeking damages in the amount of $400,000 plus interest. 2-Infinity is seeking, in a counterclaim, the return of shares of common stock previously issued to Pilares, alleging that Pilares misrepresented to the Company the appraisal value of its interest in an oil & gas lease. Arbitration is expected to be scheduled for April 2001.

Partners Alliance Group, Inc. ("PAG"), a former affiliate of Maximum Return, has filed a lawsuit against the Company in the amount of $59,515 for services and products purportedly sold to Maximum Return, prior to the Company's acquisition of Maximum Return. The Company believes the claim is without merit and that PAG misrepresented the amount of Maximum Return's liabilities at date of acquisition.

NOTE 12 - SUBSEQUENT EVENTS

As of April 30, 2001, the Company was required to reserve for issuance, 27,759,179 shares of common stock for outstanding options and warrants. Based on the market values for its common stock during the five consecutive business day period ending April 30, 2001, and the floating conversion rate included in the 8%

Series A Convertible Preferred Stock agreements, the Company was also required to reserve for issuance, an additional 210,000,000 shares of common stock under those agreements. The 138,543,091 outstanding shares plus the number of shares that are reserved for issuance under existing agreements, including stock subscriptions received during April 2001, exceeds the 300,000,000 shares of common stock it is authorized to issue by approximately 76 million shares.


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

IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDE AMONG OTHER THINGS: (1) THE ABILITY OF THE COMPANY TO QUICKLY PENETRATE THE MARKET WITH ITS CURRENT METHOD OF TECHNOLOGY AGAINST LARGER, WELL-FINANCED COMPETITORS WITHIN THE MARKETPLACE; (2) THE ABILITY OF THE COMPANY TO GENERATE REVENUES IS SUBSTANTIALLY DEPENDENT UPON CONTINUED GROWTH IN THE USE OF THE INTERNET AND THE INFRASTRUCTURE FOR PROVIDING INTERNET ACCESS AND CARRYING INTERNET TRAFFIC; (3) THE ABILITY OF THE COMPANY TO ATTRACT AND RETAIN KEY OFFICERS, KNOWLEDGEABLE SALES AND MARKETING PERSONNEL AND HIGHLY TRAINED TECHNICAL PERSONNEL; (4) THE ABILITY OF THE COMPANY TO MINIMIZE EXPENSES AND EXPOSURES RELATED TO OIL AND GAS PROPERTIES IN WHICH OTHER COMPANIES HAD CONTROL OVER THE MANNER IN WHICH OPERATIONS WERE CONDUCTED ON SUCH PROPERTIES, INCLUDING COMPLIANCE WITH SAFETY AND ENVIRONMENTAL STANDARDS; (5) THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL FINANCING FROM PUBLIC AND PRIVATE EQUITY MARKETS TO FUND OPERATIONS AND FUTURE GROWTH; (6) THE ABILITY OF THE COMPANY TO GENERATE REVENUES TO COVER OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW; AND (7) CONVERSION OF THE OUTSTANDING SHARES OF THE COMPANY'S SERIES A PREFERRED STOCK, NO PAR VALUE (THE "SERIES A PREFERRED STOCK"), COULD HAVE A SUBSTANTIALLY DILUTIVE EFFECT ON THE INTERESTS OF THE CURRENT HOLDERS OF OUR COMMON STOCK.

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

General

The Company was incorporated in the state of Colorado on July 14, 1995 to engage in the acquisition and exploration of oil and gas properties. Since inception (November 1995) through May 1999, 2-Infinity's sole business activity was investment in interests in oil and gas exploration projects. The Company incurred net losses of $8,446,189 and $356,468 for the years ended December 31, 1999 and 1998, respectively. Accordingly, 2-Infinity's management made a strategic decision to diversify into the technology sector and eventually dispose of its oil and gas assets. The Company is now an end-to-end provider of managed voice, data, and networking solutions, which reported a loss of $7,590,045 for the year ended December 31, 2000.

In January 2000, new board members and senior management were appointed to oversee operations and raise additional capital. The new management adopted new strategies and developed a plan of action, which included:

     o Raising additional capital to cover costs associated with building the necessary operational infrastructure, and a service and support platform to execute our business plan.

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

In the fourth quarter of 2000, 2-Infinity engaged in a restructuring plan. The motivation for this plan was to become less dependent on external financing in the face of changing market conditions. The plan's objectives are to reduce expenses and increase sales effectiveness in the Houston market in order to achieve positive cash flows. The preliminary results of this restructuring plan at the end of 2000 included a reduction of monthly sales, general and administrative expenses from an average of $500,000 per month during the last half of 2000, to approximately $280,000 per month during the first quarter of 2001, while reducing staff from 64 persons to the current level of 28.

Management believes the completion of its plan will produce increased revenues and cash flows. However, no assurances can be given that the Company will be successful in the implementation of its plan or that the Company will be able to raise additional funding in order to operate until it attains breakeven cash flows from its operations.


Results of Operations

Revenue for the quarter ended March 31, 2001 totaled $87,536, compared to $150,129 reported for the quarter ended March 31, 2000. The decrease of $62,593 can be attributed to several factors including a softening of the overall economy, a change in the product lines offered by the Company and the Company's restructuring.

Cost of sales for the quarter ended March 31, 2001 totaled $67,532, compared to $86,263 that was reported for the quarter ended March 31, 2000. The erosion in the gross profit margin reflects the impact of the Company's launch of its DSL services in November 2000. During the first quarter of 2001, the Company incurred monthly minimum charges for the DSL trunklines and related expenses totaling $21,700. If the DSL revenue ($6,900) and the related aforementioned expenses were eliminated from the Company's revenue and cost of sales, the Company would report a gross margin of $34,804, or 43.2%, compared to a gross margin of 42.5% for the quarter ended March 31, 2000.

Selling, general and administrative expenses for the quarter ended March 31, 2001 totaled $838,305, compared to $1,804,144 reported for the quarter ended March 31, 2000. The decrease of $965,839 consists primarily of :

     o Salaries and related costs that decreased by approximately $476,000, which reflects the restructuring effected during the last quarter of 2000.

     o Professional services and outside services, which declined by approximately $400,000.

Depreciation increased to $49,701 for the quarter ended March 31,2001, compared to the $6,232 reported for the quarter ended March 31, 2000. The increase reflects the increased capital expenditures in 2000 to develop the infrastructure required by the Company's move into the technology sector.

Amortization for the quarter ended March 31, 2001 totaled $6,455, compared to $503,200 reported for the quarter ended March 31, 2000. Management determined that the goodwill associated with the acquisition of AGM, Inc. ($503,200) was impaired because the carrying amount of that acquired asset might not be recoverable. The total carrying amount of that asset was, therefore, charged to the operations of the quarter ended March 31, 2000.

The Loss from Discontinued Operations of $140,467, consists of expenses associated with the winding down of the Company's oil and gas investment activities, and includes a provision for potential losses on disposition of assets of $31,000.

Liquidity and Capital Resources

In January 2001, the Company sold to two accredited investors 10,272,727 shares of common stock valued at $.028 per share. During that month, it also issued 915,751 shares of common stock and warrants to acquire another 91,575 shares, valued at $.011, to another accredited investor.

In February 2001, the Company sold to two accredited investors 14,806,027 shares of common stock, valued at $.022 per share.

In March 2001, the Company issued 12,347,962 shares of common stock, valued at $.031 per share, in lieu of cash compensation accrued at December 31, 2000.

We expect to incur additional losses until our new business strategy results in sufficient revenues to offset operating expenses and infrastructure costs. We believe that this strategy, while initially requiring additional cash outlays, will result in increased revenues. We expect our existing operations to continue to result in negative cash flow and working capital deficiencies. These will require 2-Infinity to continue to obtain additional capital or financing approximating $2 million to provide working capital until the Company anticipates achieving operating levels that will result in breakeven operating cashflows. The necessary financing may be unavailable to 2-Infinity, or, if available, may not be on satisfactory or favorable terms. It is possible that additional equity financing will be highly dilutive to existing shareholders.

As of April 30, 2001, the Company was required to reserve for issuance, 27,759,179 shares of common stock for outstanding options and warrants. Based on the market values for its common stock during the five consecutive business day period ending April 30, 2001, and the floating conversion rate included in the 8% Series A Convertible Preferred Stock agreements, the Company was also required to reserve for issuance, an additional 210,000,000 shares of common stock under those agreements. The outstanding shares plus the number of shares that are reserved for issuance under existing agreements, including stock subscriptions received during April 2001, exceeds the 300,000,000 shares of common stock it is authorized to issue by approximately 76 million shares.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

2-Infinity filed a complaint in December 1999 in the 80th District Court of Harris County, Texas against Tiger Petroleum, Inc. and Mr. Kenny Vincent. This claim is based on a breach of a settlement agreement entered into by 2-Infinity and the defendants on March 25, 1999. 2-Infinity is seeking the return of 300,000 shares of common stock, plus attorney's fees and court costs. Discovery has been commenced and it is anticipated that if this case is not resolved in mediation, it will be docketed for trial during the second quarter of 2001.

2-Infinity is attempting to resolve a claim alleged by Pilares Oil & Gas, Inc. through arbitration. Pilares alleges that 2-Infinity , known at that time as Lakota Energy, breached an agreement entered into in November 1996 and a purported amendment entered into in December 1996 relating to a purchase of 80% of Pilares' net revenue in approximately 1,600 acres known as the Glass Mountain Lease "A West" Project. Pursuant to the agreement, Lakota Energy was to acquire 99% of the outstanding capital stock of West Bolt Energy, Inc. and Pilares was to transfer its interest in the Glass Mountain Lease "A West" Project to West Bolt Energy. The Company issued 812,500 shares of common stock to Pilares and was to pay $400,000 in cash to West Bolt Energy. Pilares is seeking damages in the amount of $400,000 plus interest from 2-Infinity based on the purported amendment, which changes the payee of the $400,000 to Pilares. 2-Infinity is challenging the effectiveness of the purported amendment. Additionally, 2-Infinity is seeking, in a counterclaim against Pilares, the return of the shares of common stock issued to Pilares. The counterclaim also alleges that Pilares fraudently induced 2-Infinity to enter into the original contract based on appraisals Pilares provided indicating that its interests in the Glass Mountain Lease "A West" Project had a value of approximately $30,000,000, which later proved to have a value of approximately $300,000.

Partners Alliance Group, Inc. ("PAG") a former affiliate of Maximum Return, has filed a lawsuit against the Company in the amount of $59,515 for services rendered and products sold to Maximum Return, prior to the Company's acquisition of Maximum Return. The Company's position is that:

     o The consulting services that represent a substantial part of the claim were never provided to Maximum Return.

     o The products allegedly provided to Maximum Return had no market value and were actually taken back by PAG.

     o The existence of any or part of the invoices was not disclosed to the Company by Maximum Return and PAG at the time the Company acquired Maximum Return.

Item 2.   Changes in Securities.

During January, the Company sold to:

     o Fahad Tammimi 7,272,727 shares of common stock at a purchase price of $.028 per share.

     o Jeff Runner 3,000,000 shares of common stock at a purchase price of $.028 per share.

     o Mark Hurd 915,751 shares of common stock at a purchase price of $.011 per share.

During February, the Company sold to:

     o Fahad Tammimi 4,578,755 shares of common stock at a purchase price of $.022 per share.

     o Jeff Runner 10,227,272 shares of common stock at a purchase price of $.022 per share.

During March 2001, the Company issued 12,347,962 shares of common stock valued at $.031 per share, in lieu of cash compensation accrued at December 31, 2000, as follows:

          Majed M. Jalali, Chairman of the Board, and Chief Executive Officer          4,006,410 shares

          Ahmed D. Alumran, Chief Information Officer and Director                     4,314,596 shares

          Patrick Cody Morgan, former President, Chief Operating Officer,
             Secretary and Director                                                    2,670,940 shares

          Kelley N. Nispel, former Chief Financial Officer, Treasurer
             And Director                                                              1,356,016 shares

For all securities transactions discussed above, except where otherwise indicated:

     o No underwriter or placement agent was used in connection with any of the above-referenced securities transactions, and no underwriting commissions were paid.

     o    No means of general solicitation was used in offering the securities.

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

          None.

Item 5.   Other Information.

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

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

* Incorporated herein as indicated.

          (b)  Reports on Form 8-K.

               None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               2-INFINITY, INC.

Date: May 11, 2000                             By:  /s/ Majed Jalali
                                                   -----------------------------
                                               Name: Majed Jalali
                                               Title: President and Chief
                                               Executive Officer